Form 10-Q
period 1996-03-31
WESTERN NATIONAL CORP
filed 1996-05-15
CIK 913202

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                        -----------------------------


                                  FORM 10-Q



          /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996


          / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ......... to .........


                        Commission File Number 1-12540


                         WESTERN NATIONAL CORPORATION
   (Exact name of registrant as specified in its articles of incorporation)


               DELAWARE                                 75-2502064
        (State of incorporation)           (I.R.S. Employer Identification No.)

5555 SAN FELIPE ROAD, SUITE 900, HOUSTON, TEXAS           77056
   (Address of principal executive offices)             (Zip Code)


     Registrant's telephone number, including area code:  (713) 888-7800


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----     -----

     Shares of common stock outstanding as of March 31, 1996:  62,419,873

WESTERN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(DOLLARS IN MILLIONS)





                                             March 31,     December 31,
                                                1996           1995
                                            ------------  --------------
                                            (unaudited)     (audited)

              ASSETS
- - -----------------------------------
Investments:
  Fixed maturities - actively
    managed at fair value (amortized
    cost: 1996 - $7,943.2;
    1995-$7,654.5)                          $7,986.2      $7,996.7
  Fixed maturities - held to maturity
    at amortized cost (fair value:
    1996 - $2.0; 1995 - $2.1)                    1.1           1.1
  Equity securities at fair value (cost:
    1996 - $0.8; 1995 - $0.8)                    0.8           0.8
  Mortgage loans                                84.7          86.5
  Credit-tenant loans                          252.6         249.7
  Policy loans                                  68.1          68.3
  Other invested assets                         34.3          24.5
  Short-term investments                        58.0         417.6
                                            --------      --------

      Total invested assets                  8,485.8       8,845.2
  Accrued investment income                    151.6         131.7
  Reinsurance receivables                        1.7           1.8
  Cost of policies purchased                    69.4          35.8
  Cost of policies produced                    324.7         228.7
  Deferred income taxes                         10.7           8.9
  Other assets                                  51.0          61.4
                                            --------      --------

      Total Assets                          $9,094.9      $9,313.5
                                            ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Liabilities:
  Insurance liabilities                     $7,973.9      $7,915.8
  Notes payable                                147.9         147.8
  Investment borrowings                         66.1         257.3
  Deferred income taxes                         71.0         118.4
  Other liabilities                            128.0          88.6
                                            --------      --------

      Total Liabilities                      8,386.9       8,527.9
Shareholders' Equity:
  Common stock and additional
    paid-in capital (par value $.001 per share,
    500,000,000 shares authorized, issued and
    outstanding: 1996 - 62,419,873;
    1995 - 62,348,000                          348.0         346.8
  Net unrealized appreciation of securities,
    net of applicable deferred income taxes:
    1996 - $13.4; 1995 - $67.4                  24.8         125.2
  Retained earnings                            335.2         313.6
                                            --------      --------
      Total Shareholders' Equity               708.0         785.6
                                            --------      --------
      Total Liabilities and
        Shareholders' Equity                $9,094.9      $9,313.5
                                            ========      ========




   The accompanying notes are an integral part of the financial statements.

WESTERN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN MILLIONS - EXCEPT PER SHARE DATA)
(UNAUDITED)




                                            Three Months
                                          -----------------
                                           Ended March 31,
                                          -----------------
                                           1996     1995
                                          -------  --------

REVENUES:
  Insurance policy and fee income         $  4.2   $    5.9
  Net investment income                    171.7      161.4
  Net realized investment gains (losses)     0.4      (32.8)
                                          -------  --------

      Total revenues                       176.3      134.5

BENEFITS AND EXPENSES:
  Insurance policy benefits                 28.1       30.5
  Change in future policy benefits
    and other liabilities                   (1.3)      (4.4)
  Interest expense on annuities
    and financial products                  91.5       88.8
  Interest expense on notes payable          2.7        2.7
  Interest expense on investment
    and short-term borrowings                2.9        0.4
  Amortization related to operations         9.8        7.6
  Amortization and change in
    future policy benefits related
    to realized gains (losses)               0.3      (11.8)
  Other operating costs and expenses         5.4        5.9
                                          ------   --------

      Total benefits and expenses          139.4      119.7

Income before income taxes                  36.9       14.8
Income tax expense                          12.9        5.3
                                          ------   --------

      Net income                          $ 24.0   $    9.5
                                          =======  ========

EARNINGS PER COMMON SHARE
  AND COMMON EQUIVALENT SHARE:
  Weighted average shares                   62.7       62.3

  Net income                              $ 0.38   $   0.15
                                          ======   ========




   The accompanying notes are an integral part of the financial statements.

WESTERN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(DOLLARS IN MILLIONS)
(UNAUDITED)




                                               Three Months
                                               Ended March 31,
                                              ------------------

                                                1996      1995
                                              --------  --------

Common stock and
  additional paid-in capital:
  Balance, beginning of period                $ 346.8   $ 346.3
      Issuance of shares of common stock
        related to restricted stock awards,
        options  and benefit plans
        (1996 - 71,873 shares;
        1995 - 48,000 shares)                     1.2       0.5
                                              --------  --------
  Balance, end of period                      $ 348.0   $ 346.8
                                              ========  ========

Net unrealized appreciation
  (depreciation) of securities:
  Balance, beginning of period                $ 125.2   $(322.1)
      Change in unrealized
        appreciation (depreciation)            (100.4)    184.5
                                              --------  --------
  Balance, end of period                      $  24.8   $(137.6)
                                              ========  ========

Retained earnings:
  Balance, beginning of period                $ 313.6   $ 316.3
      Net income                                 24.0       9.5
      Dividends on common stock
        subsequent to the initial
        public offering                          (2.4)     (2.6)
                                              --------  --------
  Balance, end of period                      $ 335.2   $ 323.2
                                              ========  ========

      Total shareholders' equity              $ 708.0   $ 532.4
                                              ========  ========

   The accompanying notes are an integral part of the financial statements.

WESTERN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN MILLIONS)
(UNAUDITED)




                                               Three Months
                                             -----------------
                                              Ended March 31,
                                             -----------------
                                            1996      1995
                                          --------  -----------

Cash flows from operating activities:
  Net income                              $  24.0   $     9.5
  Adjustments to reconcile net income
    to net cash provided by operations:
      Amortization and depreciation          11.2        (9.1)
      Realized (gains) losses on
        investments, net                     (2.3)       31.8
      Income taxes                           13.0        32.1
     Increase in insurance liabilities       19.4         5.0
      Interest credited to insurance
        liabilities                          93.1        90.2
      Fees charged to insurance
        liabilities                          (0.9)       (1.2)
      Accrual and amortization
       of investment income                 (22.1)       (7.1)
      Deferral of cost of policies
       produced                             (22.4)      (12.1)
      Other                                  63.0       (27.3)
                                          --------  ----------
        Net cash provided by
         operating activities               176.0       111.8
                                          --------  ----------

Cash flows from investing activities:
  Sales of investments                      592.4       981.0
  Maturities and redemptions
    of investments                           98.6        54.5
  Purchases of investments                 (984.3)     (999.8)
                                          --------  ----------
       Net cash provided by  (used
         in) investing activities          (293.3)       35.7
                                          --------  ----------

Cash flows from financing activities:
  Deposit to insurance liabilities          292.6       138.6
  Withdrawals from insurance
    liabilities                            (341.4)     (264.0)
  Dividends on common stock                  (2.4)       (2.6)
  Investment borrowings, net               (191.1)       (4.4)
                                                    ----------
       Net cash (used in)
         financing activities              (242.3)     (132.4)
                                          --------  ----------

  Net increase (decrease) in
    short-term investments                 (359.6)       15.1
  Short-term investments -
    beginning of period                     417.6        28.0
                                          --------  ----------
  Short-term investments -
    end of period                         $  58.0   $    43.1
                                          ========  ==========

  Supplemental cash flow  disclosure:
      Income taxes (refunded)
        paid, net                         $ (37.7)  $     4.6
                                          ========  ==========

      Interest paid                       $   5.5   $     5.4
                                          ========  ==========


   The accompanying notes are an integral part of the financial statements.

                WESTERN NATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

     The following notes should be read in conjunction with the notes to consolidated financial statements contained in the 1995 Annual Report on Form 10-K of Western National Corporation (the "Company").

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements as of March 31, 1996, and for the three-month periods ended March 31, 1996 and 1995, reflect all adjustments, consisting only of normal recurring items that are necessary in the opinion of management to present fairly the Company's financial position, results of operations and cash flows on a basis consistent with that of the prior audited consolidated financial statements. Intercompany amounts and transactions were eliminated.

2.   ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

     The Company classifies fixed maturity investments into two categories in accordance with SFAS No. 115. The categories are "actively managed", which are carried at estimated fair value, and "held to maturity", which are carried at amortized cost. The adjustment to carry actively managed fixed maturity investments at fair value resulted in the following cumulative adjustments to balance sheet accounts as of March 31, 1996 and December 31, 1995.

ADJUSTMENTS TO ACTIVELY MANAGED FIXED MATURITIES
(IN MILLIONS)




                                            MARCH 31, 1996                             DECEMBER 31, 1995
                                           ----------------                           -------------------
                               EFFECT OF                                  EFFECT OF
                                 COST         FAIR VALUE      CARRYING      COST          FAIR VALUE        CARRYING
                                 BASIS       ADJUSTMENTS       VALUE        BASIS         ADJUSTMENTS        VALUE
                              -----------  ----------------  ----------  -----------  -------------------  ----------
INVESTMENTS:

  Actively managed
    fixed maturities          $  7,943.2   $          43.0   $ 7,986.2   $  7,654.5   $            342.2   $ 7,996.7
  Equity securities                  0.8                 -         0.8          0.8                    -         0.8
  Other invested assets             23.3              11.0        34.3         13.5                 11.0        24.5
                              -----------  ----------------  ----------  -----------  -------------------  ----------
                              $  7,967.3   $          54.0   $ 8,021.3   $  7,668.8   $            353.2   $ 8,022.0

OTHER BALANCE SHEET ITEMS:
  Cost of policies purchased  $     74.7   $          (5.3)  $    69.4   $     75.8   $            (40.0)  $    35.8
  Cost of policies produced        337.6             (12.9)      324.7        325.1                (96.4)      228.7
  Insurance liabilities         (7,969.3)             (4.6)   (7,973.9)    (7,879.5)               (36.3)   (7,915.8)
  Other liabilities               (135.0)              7.0      (128.0)      (100.8)                12.2       (88.6)
  Deferred income taxes            (57.6)            (13.4)      (71.0)       (50.9)               (67.5)     (118.4)
                                           ----------------                           -------------------

  Unrealized appreciation
    of investments, net                    $          24.8                            $            125.2
                                           ================                           ===================



3.   CHANGES IN COMMON STOCK

     On March 1, 1996, the Company paid a common stock dividend of $.04 per share. The total amount paid was $2.4 million for the quarter.

     During the first three months of 1996, 800 common shares were issued pursuant to the exercise of stock options, 54,000 shares of restricted stock were awarded to certain executive officers, and 17,073 shares of newly-issued common stock were contributed to employee benefit plans.

4.   CHANGES IN CALCULATION OF INVESTMENT SPREAD

     In the first quarter 1996, Western revised the manner in which it reports
investment  spread  on  insurance  liabilities.    Western  began  excluding
first-year bonus interest on certain deferred annuities, which is generally paid in lieu of commissions, from its average crediting rate compilations. Bonus interest is capitalized along with other acquisition expenses and amortized over the lifetime of the block of business. Therefore, Western believes that the exclusion of the capitalized bonus interest is more consistent with the presentation of interest expenses and acquisition expenses in its Statement of Operations.

     Prior periods have been adjusted to reflect this change. The following table sets forth investment spread as revised and as originally reported as of the last day of each of the quarters indicated:





                                  Q1/96   Q4/95   Q3/95   Q2/95   Q1/95   Q4/94
                                  ------  ------  ------  ------  ------  ------


          Revised                  1.99%   1.91%   1.98%   1.94%   1.93%   1.97%
          As originally reported    N/A    1.85%   1.89%   1.86%   1.86%   1.90%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Western National Corporation (the "Company") is a Delaware corporation organized in October 1993 to serve as the holding company for Western National Life Insurance Company ("Western"), a Texas life insurance company founded in 1944. Western is a leading provider of retirement annuity products, with $8.6 billion of statutory assets at March 31, 1996. Unless the context otherwise requires, references to the "Company" are references to Western National Corporation and its consolidated subsidiaries.

     Approximately 40% of the Company's outstanding common stock is owned by a subsidiary of American General Corporation, a Texas corporation ("AGC"). References to "American General" are references to AGC and its direct and indirect majority controlled subsidiaries.

RESULTS OF OPERATIONS

  General

     The Company's operating earnings are primarily a function of its investment spread, the amount of its invested assets, and its operating expenses. Accordingly, management's principal emphasis is on generating profits through adequate pricing of its insurance products and maintaining appropriate investment spreads over the life of the policies sold. Investment spread is the excess of net investment income over interest credited to insurance liabilities, and is a function of the level of, and yield on, invested assets and the interest crediting rates on insurance liabilities. The Company's investment spread over recent periods has been maintained through a combination of active investment management and the ability to change rates credited on a majority of its insurance liabilities. Management adjusts crediting rates based upon pricing objectives, current investment performance, market interest rates, and competitive factors. Although the Company has the right to adjust interest crediting rates on most products, such adjustments to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market-rate environments. Furthermore, competitive and other factors may limit the Company's ability to adjust crediting rates. A narrowing of spreads may adversely affect operating results. Western believes that its policy structure, which generally provides for resetting of policy crediting rates at least annually and imposes withdrawal penalties during the first five to ten years a policy is in force, mitigates substantially the potentially adverse effects of interest rate changes, except in the case of sudden and dramatic changes in market rates.

     The spread between investment yield and the average crediting rate on insurance liabilities was approximately 1.99% at March 31, 1996, compared to 1.91% at December 31, 1995, and 1.93% at March 31, 1995. Capitalized bonus interest is excluded from Western's investment spread calculations. See Note 4 to the Unaudited Notes to Consolidated Financial Statements. Western generally expects to maintain a spread within the range of spreads it has achieved in recent quarters. The amount of the investment spread varies over time as a result of market factors, competitive influences, and investment yields.

     Operating earnings (earnings excluding realized investment gains (losses) net of applicable adjustments to amortization, expenses and taxes) for the quarter were $23.9 million, or $.38 per share, up from $23.0 million, or $.37 per share in the first quarter 1995. Because the decision to realize investment gains or losses lies to a great degree in management's discretion, and may reflect tax or other considerations unrelated to core earning power, management believes that operating earnings are the best indication of earnings capacity for financial services organizations such as Western.

     The following table sets forth operating and net income for the period ended March 31 (in millions):



                                           Three Months
                                          Ended March 31,
                                          ---------------

                                            1996    1995
                                           ------  -------

Operating Income:
- - -----------------

Operating revenues                         $175.9  $167.3
Benefits and expenses                       139.1   131.5
                                           ------  -------

Pre-tax operating income                     36.8    35.8
Income tax expense from operations           12.9    12.8
                                           ------  -------

Net operating income                         23.9    23.0

Realized investment gains (losses) net of
  amortization, expenses and taxes            0.1   (13.5)
                                           ------  -------

Net income                                 $ 24.0  $  9.5
                                           ======  =======



     Net investment income. Net investment income for the first quarter 1996 increased 6% to $171.7 million from $161.4 million in the first quarter 1995. This category of earnings, net of interest expense on short-term investment borrowings, was $168.8 million for the first quarter 1996 compared to $161.0 million for the first quarter 1995. The increase in net investment income for the quarter is attributable to lower portfolio management expenses, an increase in prepayment revenue, which is included in this category of earnings, and an increase in invested assets. The Company's prepayment revenue increased $2.4 million in the first quarter 1996 from the year-earlier quarter. Additionally, net investment income for the first quarter 1996 included $2.1 million from Western's equity share of net income in the Conseco Capital Partners II, L.P. investment ("CCPII"). No income resulting from CCPII was reported in the first quarter 1995.

     The first quarter average portfolio yield (calculated based on amortized cost) decreased to approximately 8.2%, compared to 8.3% in the 1995 quarter. The average amount of investable assets (calculated based on amortized cost) for the first quarter 1996 increased from the year-earlier period by approximately $250 million to approximately $8.4 billion.

     Net realized investment gains (losses). Net realized investment gains were $0.4 million in the first quarter 1996, compared to losses of $32.8 million in the corresponding 1995 period. Net realized gains adjusted for amortization, reserves, related expenses, and taxes were $0.1 million for the first quarter compared to losses of $13.5 million in the corresponding 1995 period. The amount of investment gains or losses fluctuates depending on general market conditions and interest rates as well as the level of activity in the portfolio. Western follows an active strategy in the management of its portfolio, in which decisions to buy, sell, or hold securities are dictated principally by relative value analysis, or other portfolio management considerations, rather than the gain or loss to be realized on any given trade. Western will generally report realized investment gains in periods during which the market value of the portfolio exceeds amortized cost and realized investment losses in periods in which market value is less than amortized cost. Although Western's overall portfolio value exceeded amortized cost during most of 1995, management elected to incur substantial realized losses in 1995 in order to enhance portfolio yield and to utilize certain capital loss tax carrybacks that would otherwise have expired at the end of 1995.

     Amortization and change in future policy benefits related to realized investment gains (losses). As described in Note 1 to the Consolidated Financial Statements of the Company's 1995 Annual Report on Form 10-K, the realization of investment gains and losses affects the timing of amortization of the cost of policies purchased and amortization of the cost of policies produced. As a result of the net realized investment gains (losses) from the sales of fixed maturities, amortization of the cost of policies produced was increased by $0.3 million in the first quarter 1996, compared to a decrease of $11.8 million in the corresponding 1995 period.

     Insurance policy and fee income.  Insurance policy and fee income was
$4.2  million  and  $5.9  million  in  the  first  quarters  of 1996 and 1995,
respectively.    This  income relates primarily to premiums from products with mortality and morbidity features such as traditional life insurance and certain single premium immediate annuities (SPIAs). It also includes surrender charge income, primarily from deferred annuities, and fee income from direct sales
operations.   The decrease in this area of income is primarily attributable to
Western's de-emphasis of sales of products with mortality and morbidity features. However, modest increases in this source of income are expected due to Western's plan to introduce a Modified Endowment Contract ("MEC") in the third quarter 1996.

     Insurance policy benefits and other liabilities. Total first quarter insurance policy benefits (including changes in future policy benefits), which relate solely to policies with mortality and morbidity features, increased $0.7 million from the year-earlier quarter. The first quarters of 1996 and 1995 reflected favorable mortality experience of $1.7 million and $2.5 million, respectively, on life contingent SPIA contracts.

     Interest expense on annuities and financial products. Interest expense on annuities and financial products increased by $2.7 million in the first quarter 1996 compared to the corresponding year-earlier quarter. This increase is primarily attributable to an increase in reserves to $8.0 billion at March 31, 1996, from $7.7 billion at March 31, 1995. The average rate credited on all insurance liabilities decreased to approximately 6.2% at March 31, 1996, from 6.4% a year earlier. Average crediting rates on annuities may increase if market interest rates rise, or as lower cost policies lapse, are repriced, or are replaced with policies having higher crediting rates. Conversely, if market interest rates generally decrease, the average credited rate will generally tend to decrease as well.

     Amortization related to operations. Scheduled amortization, which excludes the effects of realized gains and losses, of the cost of policies produced and purchased increased by $2.2 million in the first quarter 1996 compared to the corresponding year-earlier period. The increase in scheduled amortization is the result of increases in the amount of in-force business and changes in assumptions made in the fourth quarter 1995 concerning crediting rates on policyholder balances and expected lapses of certain out-of-surrender-charge blocks of business. Asset balances and scheduled amortization of costs of policies produced and purchased are reviewed annually for products governed by SFAS 97 and may be reviewed more frequently if circumstances dictate. This accounting standard requires that the asset balances and future amortization be unlocked; i.e., recomputed based on actual past experience and updated expectations of future experience. This unlocking may result in both one-time adjustments related to prior amortization as well as changes to ongoing amortization rates. No unlocking adjustments were made in the first quarter 1996, compared to an unlocking adjustment of $0.8 million in the first quarter 1995.

     Other operating costs and expenses. Other operating costs and expenses were $5.4 million for the first quarter 1996, which was a $0.5 million decrease from the year-earlier quarter. Other operating costs and expenses for the first quarter 1995 included a guaranty fund expense of $1.7 million; whereas, no guaranty fund expenses were included in this category in the first quarter 1996. Excluding guaranty fund expenses, this category of expenses increased by $1.2 million in the first quarter 1996 compared to the corresponding quarter in the prior year. This increase was primarily attributable to a growth in Western's administrative infrastructure and an increase in expenses relating to the Company's direct marketing subsidiary and Western's policyholders conservation unit.

     Western may be required under the solvency or guaranty laws of most states in which it does business to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. At March 31, 1996, Western had a reserve for guaranty fund assessments of $28.4 million, which it believes is adequate for all known insolvencies.

     Interest expense on notes payable and investment borrowings. Interest expense of $5.6 million for the first quarter 1996 was up from $3.1 million in the year-earlier quarter. First quarter 1996 interest expense consists of $2.9 million in interest expense on investment and short-term borrowings and $2.7 million in interest expense relating to the Senior Notes. The amount of investment interest expense will vary substantially from time to time based on the level of market interest rates and the volume of investment borrowings. First quarter interest expense included approximately $1.0 million attributable to $46.4 million of borrowings made in anticipation of receipt of a tax refund related to the Company's 1995 realized loss/tax recovery program. The refund was received in March 1996, and the corresponding borrowings were repaid.

     Income taxes. First quarter income taxes increased to $12.9 million from the first quarter 1995 level of $5.3 million, primarily as a result of a higher level of net income reflecting the termination at the end of 1995 of
the  Company's  realized  loss/tax  recovery  program.    See  "Net  realized
investment gains (losses)", above.

     The components of income tax included in the consolidated balance sheet are as follows:



                                      MARCH 31,  DECEMBER 31,
                                         1996      1995
                                       (DOLLARS IN MILLIONS)



Deferred income tax liabilities:
  Western's operations                     $57.6  $ 50.9
  Unrealized appreciation                   13.4    67.5
                                           -----  ------
Deferred income tax liabilities            $71.0  $118.4
                                           =====  ======

Deferred income tax assets:
  Company net operating loss carryforward  $10.7  $  8.9
                                           -----  ------
  Deferred income tax assets               $10.7  $  8.9
                                           =====  ======




     The deferred income tax liability of $71.0 million at March 31, 1996, was primarily the result of the temporary differences between tax and financial bases of the cost of policies produced, the cost of policies purchased, and insurance liabilities. The temporary differences between tax and financial bases related to net unrealized appreciation of actively-managed fixed maturities, which are carried at market value in accordance with the requirements of SFAS 115, also contributed to the tax liability.

     The deferred income tax asset of $10.7 million at March 31, 1996, was attributable to net operating losses incurred by the Company that could not be utilized by Western since each files separate federal income tax returns.

     Net income. First quarter 1996 net income was $24.0 million, up from $9.5 million for the prior year's first quarter. The increase was primarily the result of the termination at the end of 1995 of the Company's realized loss/tax recovery program.

INVESTMENTS

     At March 31, 1996, Western had invested assets of approximately $8.5 billion after giving effect to a net positive mark-to-market adjustment under SFAS No. 115 of $54.0 million. Western's invested assets consist principally of actively managed fixed-income securities, as well as small volumes of credit-tenant loans on commercial property, short-term investments, and other investments.

     The following table shows Western's investment performance for the three months ended March 31, 1996, and March 31, 1995 (in millions and before giving effect to SFAS No. 115 adjustment).





                                                          1996       1995
                                                        ---------  ---------

Weighted average book value of invested assets(1)       $8,408.0   $8,157.3
  Net investment income(2)                                 168.8      161.0
  Yield on average invested assets                           8.2%       8.3%

_______________
(1)   Net of short-term investment borrowings.
(2)   Net of interest expense on short-term investment borrowings.




     Although market interest rates have increased so far in 1996 from the level prevailing in late 1995, changes in market rates affect the portfolio yield only slowly due to the relatively small volume of new investments in any one period in relation to the size of the overall portfolio. In addition, because the portfolio includes a mix of securities with yields both above or below the average portfolio yield (as well as both above and below current market interest rates), changes in portfolio yield will not necessarily parallel changes in market interest rates, except over longer periods of time. Securities that are sold or otherwise redeemed, or that are partially prepaid, may be yielding rates above or below the portfolio yield or current market interest rates. As part of Western's realized loss/tax recovery program in 1994 and 1995, a majority of the portfolio sales transactions were concentrated in lower yielding issues; therefore, average portfolio yield remained relatively unchanged in 1995 despite the general decrease in market interest rates.

     The following table sets forth the composition of the Company's fixed maturity portfolio as of the dates indicated:





FIXED MATURITIES BY TYPE                             AT MARCH 31,   AT DECEMBER 31,
(IN MILLIONS, BASED ON CARRYING VALUE)                   1996            1995
- - ---------------------------------------------------  -------------  ----------------

  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies        $        24.0  $           60.0
  Obligations of states and political subdivisions           179.9             173.9
  Public utility securities                                1,279.9           1,376.0
  Other corporate securities                               4,197.2           4,033.0
  Mortgage-backed securities                               2,306.3           2,354.9
                                                     -------------  ----------------

  Total                                              $     7,987.3  $        7,997.8
                                                     =============  ================




     The following table sets forth the quality of Western's fixed maturities (which do not include short-term investments) as of March 31, 1996, classified in accordance with the highest rating by a nationally recognized statistical rating organization or, as to fixed maturities not commercially rated, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC"):





FIXED MATURITIES BY QUALITY RATING     GAAP        GAAP                                FAIR VALUE
                                                                                      ------------
   AT MARCH 31, 1996 (IN MILLIONS)   CARRYING   AMORTIZED     FAIR    AS % OF FIXED     AS % OF       AS % OF
- - -----------------------------------
                                       VALUE       COST      VALUE      MATURITIES    INV. ASSETS   AMORT. COST
                                     ---------  ----------  --------  --------------  ------------  ------------

    AAA                              $ 2,577.1  $  2,576.1  $2,577.1           32.3%         30.3%        100.0%
    AA                                   811.4       817.0     811.4           10.1           9.5          99.3
    A                                  2,152.0     2,129.1   2,152.0           26.9          25.3         101.1
    BBB+                                 708.1       690.5     708.1            8.9           8.3         102.6
    BBB                                  868.9       863.6     868.9           10.9          10.2         100.6
    BBB -                                456.1       453.3     456.1            5.7           5.3         100.6
                                     ---------  ----------  --------  --------------  ------------  ------------

    Total investment grade             7,573.6     7,529.6   7,573.6           94.8          88.9         100.6

    BB+                                   86.7        87.0      86.7            1.1           1.0          99.6
    BB                                    71.2        70.0      71.2            0.9           0.9         101.7
    BB -                                 142.8       143.7     142.8            1.8           1.7          99.3
    B+ and below                         113.0       113.9     113.9            1.4           1.3         100.0
                                     ---------  ----------  --------  --------------  ------------  ------------

    Total below investment
      grade                              413.7       414.6     414.6            5.2           4.9         100.0

    Total fixed maturities           $ 7,987.3  $  7,944.2  $7,988.2          100.0%         93.8%        100.6%
                                     =========  ==========  ========  ==============  ============  ============


     Investments in fixed maturity securities that are rated below investment grade as determined by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the
NAIC) were 4.9% of total invested assets and 5.2% of total fixed maturity investments at March 31, 1996. Western intends to maintain approximately the present percentage of its portfolio invested in fixed maturity securities that are rated below investment grade, although such percentages may vary by several percentage points from time to time. Investments in below investment grade corporate debt securities generally have greater risks than other corporate debt investments. Risk of loss upon default by the borrower is greater with such securities because they generally are unsecured and often are subordinated to other creditors of the issuers. Furthermore, the issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Western is sensitive to its risk exposure and carefully monitors its below investment grade securities.

     None of Western's fixed maturity investments were in substantive default (i.e., in default due to nonpayment of interest or principal) as of March 31, 1996, compared to $10.9 million in substantive default as of March 31, 1995. Western recorded no writedowns of fixed maturity investments for credit impairment during the first three months of 1996 or 1995.

     At March 31, 1996, Western's actively managed fixed maturity portfolio had net unrealized gains of $43.0 million. The net gain, which consisted of $165.6 million of unrealized gains and $122.6 million of unrealized losses, compares with net unrealized gains of $342.2 million at December 31, 1995. Estimated fair values for managed fixed maturity investments are primarily based on estimates from nationally recognized pricing services and broker-dealer market makers. The amounts of unrealized gains and losses fluctuate due to both credit factors and changes in market interest rates. The market value of fixed income securities generally decreased during the first three months of 1996, as a result of the rise in market interest rates.

     Fixed maturity investments at March 31, 1996, consisted primarily of debt securities of the U.S. government, public utilities and other corporations, and mortgage-backed securities. Investments in mortgage-backed securities include collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.

     At March 31, 1996, Western held mortgage loans with a carrying value of $84.7 million (or 1.0% of total invested assets), exclusive of credit-tenant loans which are accounted for as securities, and none of Western's mortgage loans were 90 or more days past due at that date. Western recorded no writedowns for credit impairment during the first three months of 1996.

     The Company occasionally uses derivative financial instruments, consisting primarily of interest rate swaps, to alter interest rate exposure arising from mismatches between assets and liabilities. Under the terms of the interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the differences between fixed rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The Company pays the floating rate and receives the fixed rate under the contracts, with the net amount paid or received being charged or credited to net investment income. At March 31, 1996, the Company had outstanding interest rate swap agreements with notional contract amounts totaling $330.0 million. The agreements expire at various dates through 1999. Under the agreements the Company principally received fixed rates averaging 7.3% and paid floating rates, primarily based on LIBOR, averaging 5.4% during the first three months of 1996. The swaps, which are marked to market in accordance with SFAS 115, resulted in a $7.0 million decrease in other liabilities at March 31, 1996.

     For a discussion regarding the effects of changing interest rates on the Company's investments, see the Company's 1995 Annual Report on Form 10-K,
"Item  7.    Management's  Discussion  and Analysis of Financial Condition and
Results of Operations - Effects of Changing Interest Rates on Investments".

SALES

     Total premiums collected in the first quarter 1996 were $269.2 million, up 100% from the level in the corresponding 1995 quarter and up 24% from the fourth quarter 1995. Western utilizes four marketing distribution channels - Financial Institutions, Personal Producing General Agents (PPGAs), Direct Marketing, and Specialty.

Additionally, Western markets a variable annuity product through its financial institution, PPGA and direct marketing channels.

     The following table sets forth premium generated by distribution channel:



                                          THREE MONTHS
                                         ENDED MARCH 31,
                                         ---------------
                                          1996     1995
                                          (In millions)

PREMIUMS AND DEPOSITS COLLECTED:


Financial institutions
  Retail                                 $152.9   $ 85.7
  Proprietary                              49.1        -
                                         -------  -------
     Total                                202.0     85.7
                                         -------  -------

Personal producing general agents          33.4     37.0
Specialty sales                            33.1     10.5
Direct marketing                            1.1      1.7
                                         -------  -------
Total direct premiums and deposits
   collected                              269.6    134.9
Reinsurance ceded                          (0.4)    (0.2)
                                         -------  -------
Net Premiums and Deposits Collected (1)  $269.2   $134.7
                                         =======  =======

SALES PRODUCTION DATA:
Western National Life                    $269.2   $134.7
Independent Advantage Financial
  and Insurance Services, Inc. (2)          7.7     12.6
                                         -------  -------

Total Sales Production                   $276.9   $147.3
                                         =======  =======



(1)  Effective January 1, 1996, the Company revised the way it reports premiums and deposits collected. Previously, internal exchanges were included in Premiums and Deposits Collected. Beginning January 1, 1996, internal exchanges are not included in Premiums and Deposits Collected, and prior periods have been adjusted to reflect this method of reporting. An internal exchange is the rollover of an existing policyholder's deposit to a revised contract with a new surrender charge period, typically done
     at  no  commission  expense.    Western had  $48.4 million of internal
     exchanges in the first quarter 1996 and $7.7 million of internal exchanges in the first quarter 1995.

(2) Represents fixed and variable annuity and life insurance sales of nonaffiliated life insurance company products.




     FINANCIAL INSTITUTIONS. Sales through financial institutions accounted for approximately three-fourths of Western's overall sales in the first quarter 1996. First quarter sales in this area were up 136% to $202.0 million, compared to $85.7 million for the first quarter 1995. Such sales are expected to constitute a somewhat larger percentage of sales in future quarters, as Western's proprietary annuity relationships, which are more fully described below, become fully operational.

     Western's first quarter 1996 sales in the financial institution market reflected high levels of production from relatively few large bank distribution relationships. The largest five relationships accounted for 60% of sales in the first quarter 1996, compared to 38% of sales for full-year 1995. This increased concentration may make Westerns sales levels more vulnerable to the loss of any single major relationship. Each of the largest five relationships accounted for the following percentage of sales in the first quarter 1996: First Union 29%, Shawmut 10%, First of America 8%, U.S. Bancorporation 7%, and Twin City Federal 6%. The 1996 sales by First Union consisted primarily of non-proprietary fixed annuity products, as the proprietary fixed annuity program at that institution was not launched until
March  1996.    First  Union  operates  branches  in  13  jurisdictions,  and approximately 2,000 First Union sales representatives have been appointed by Western. Western management believes that its relationship with First Union has the potential for substantial continued production in future periods, particularly in light of the proprietary fixed annuity program.

     Of the $202.0 million in total financial institution sales for the first quarter 1996, 24% were proprietary sales and 76% were retail sales.

     Proprietary Sales. In 1995, Western initiated its first proprietary fixed annuity distribution arrangement in the financial institution market. In these proprietary arrangements, Western and the distributing financial institution jointly develop a product to be offered solely through that institution, and jointly establish product specifications and target spreads. This process requires a mutual agreement regarding policy benefits, sales compensation and profitability. In most cases, the distributing financial institution, subject to investment guidelines established and monitored by Western, manages Western's general account assets resulting from annuity sales of its proprietary product and receives an investment management fee. Western is solely responsible for policy administration, service and insurance regulatory compliance, and retains the right to establish interest crediting rates. Western believes that it was the first insurance company to develop a proprietary fixed annuity program that provides for the selling financial institution to also manage the resulting assets, and expects this program to provide it with a competitive advantage in the financial institution marketplace.

     At year-end 1995, Western had established, or had agreements to establish, proprietary fixed annuity programs at several financial institutions, the largest of which was First Union. The first proprietary program commenced sales in the third quarter 1995, and a second proprietary program commenced in the fourth quarter 1995. The remaining proprietary programs entered into in 1995 were all at varying stages of production as of March 31, 1996. Proprietary annuity sales for the first quarter 1996 were $49.1 million, compared to $37.1 million of proprietary sales for the full year 1995. Western announced two new proprietary agreements in April 1996, which are expected to add to sales in this area in future quarters.

     Retail Sales. First quarter 1996 retail sales, which include all non-proprietary sales through financial institutions, were $152.9 million, up 78% from retail sales of $85.7 million for the first quarter 1995. These results reflect both an increase in same-store sales and the addition of new retail outlets. Same-store sales were favorably affected by the somewhat steeper market-yield curve in the first quarter 1996, as compared with the flat market-yield curve in the first quarter 1995, which resulted in increased competition from competing financial instruments (e.g., bank CDs).

     PERSONAL PRODUCING GENERAL AGENTS. First quarter sales through PPGAs decreased 10% to $33.4 million from $37.0 million in the first quarter 1995. The first quarter decrease in this channel was primarily the result of increased competition from equity-oriented products in this market.

     DIRECT MARKETING. Western's conservation unit, which is part of its direct sales operations, effected $41.2 million of internal exchanges in the first quarter 1996, compared to $3.5 million in the first quarter 1995. Sales of Western products through the Company's direct marketing subsidiary, Independent Advantage Financial and Insurance Services, Inc. ("IAF"), were $1.1 million for the first quarter 1996, compared to first quarter 1995 sales of $1.7 million. IAF sold $7.7 million of annuity and life products of nonaffiliated life insurance companies in the first quarter 1996, compared to $12.6 million in the first quarter 1995.

     SPECIALTY. First quarter specialty sales, which include SPIAs, supplemental contracts, and life insurance, increased 215% to $33.1 million, compared to $10.5 million for the first quarter 1995. This increase was due to additional structured settlement sales under a modified coinsurance agreement with American General Life Insurance Company. The agreement provides for the parties to jointly market SPIA policies in the structured settlement market and for such policies to be administered by Western. Under the agreement, American General Life Insurance Company issues the policies, and a portion of each risk, normally 50%, is reinsured to Western (which portion is reported by Western as specialty sales). Sales pursuant to the agreement commenced in the fourth quarter 1995.

     VARIABLE ANNUITIES. Premiums collected from sales of Western's variable annuity product were $1.2 million in the first quarter 1996. Sales of variable annuities to date have not been material, principally because the product had not been available in several of the larger states in which Western does business, including California, Florida, and New Jersey. The product became available for sale in California in March 1996, and Western anticipates that the product will be available in all major jurisdictions by mid-year.

PREMIUM AND DEPOSIT DATA

     Effective January 1, 1996, the Company began excluding internal exchanges from its deposit and withdrawal data. Data reported for prior periods has been adjusted to reflect this change. Western had $48.4 million of internal exchanges in the first quarter 1996 and $7.7 million of internal exchanges in the first quarter 1995.

     The following table indicates sales by product line for the periods indicated:



                           PREMIUM AND DEPOSIT DATA
                                (IN MILLIONS)


                                          THREE MONTHS    ENDED MARCH 31,
                                         --------------  -----------------
                                              1996             1995
                                         --------------  -----------------

FIRST-YEAR DIRECT PREMIUMS AND DEPOSITS
  Single premium deferred annuities      $       218.4   $           99.7
  Flexible premium deferred annuities              3.4                5.5
  Single premium immediate annuities              30.9                9.5
                                         --------------  -----------------
    Total first-year                             252.7              114.7
RENEWAL DIRECT PREMIUMS AND DEPOSITS
  Flexible premium deferred annuities             14.7               19.1
  Life and other                                   2.2                1.1
                                         --------------  -----------------
     Total renewal                                16.9               20.2
NET PREMIUMS AND DEPOSITS COLLECTED
  Total direct premiums and
    deposits collected                           269.6              134.9
  Reinsurance ceded                               (0.4)              (0.2)
                                         --------------  -----------------
  NET PREMIUMS AND DEPOSITS COLLECTED    $       269.2   $          134.7
                                         ==============  =================


     The table below sets forth the change in contract values of annuities in force (net of reinsurance), excluding annuities and supplemental contracts with life contingencies, for the periods indicated:





                                       IMMEDIATE
                                       ANNUITIES
                        DEFERRED     WITHOUT LIFE
                        ANNUITIES    CONTINGENCIES     TOTAL
                       -----------  ---------------  ---------

  December 31, 1994    $  5,984.2   $        407.7   $6,391.9
    Deposits                124.4              6.6      131.0
    Withdrawals            (234.2)           (21.2)    (255.4)
    Credited interest        81.3             8.48        9.7
                       -----------  ---------------  ---------
  March 31, 1995       $  5,955.7   $        401.5   $6,357.2
                       ===========  ===============  =========

  December 31, 1995    $  6,121.0   $        412.7   $6,533.7
    Deposits                236.7              7.7      244.4
    Withdrawals            (268.3)           (23.8)    (292.1)
    Credited interest        84.2              8.4       92.6
                       -----------  ---------------  ---------
  March 31, 1996       $  6,173.6   $        405.0   $6,578.6
                       ===========  ===============  =========




     Distributions (withdrawals, deaths and annuitizations) in the first three months of 1996 increased from the previous year's period primarily due to an increase in the amount of annuity deposits surrenderable without penalty. As a percentage of average deferred annuity liabilities, the year-to-date average annualized distribution rate for the first three months of 1996 was 16.3%, compared to 14.8% for the first three months of 1995. The withdrawals for the 1996 period did not differ significantly from anticipated levels. Because withdrawals tend to be sensitive to changes in market interest rates, they may increase as a result of increases in market interest rates.

REINSURANCE

     In conformity with industry practice, Western reinsures a portion of the business it sells. Under such reinsurance arrangements, the original insurer remains liable under the reinsured policies in the event the reinsurer is unable to fulfill its obligations. Premiums ceded were not material in the quarters ended March 31, 1996, and 1995.

FINANCIAL CONDITION

  Liquidity for Insurance Operations

     Western's business generally provides adequate cash flow from premium collections and investment income to meet its obligations. The liabilities related to insurance policies are primarily long term and generally are paid from operating cash flows. Most assets are invested in bonds and other securities, most of which are readily marketable. Although there is no present need or intent to dispose of such investments to meet liquidity needs, Western could liquidate portions of these investments if the need arose. To increase its return on investments and improve liquidity, Western may from time to time enter into reverse repurchase agreements, dollar roll transactions (which are specialized forms of collateralized lending involving mortgage-backed securities) or other short-term borrowings.

     Of Western's total insurance liabilities at March 31, 1996, 20% could not be surrendered, 45% could be surrendered only by incurring a surrender charge, and 35% could be surrendered without penalty. Western expects the percentage of interest-sensitive reserves not subject to a surrender charge to continue to increase during the second quarter 1996, as the surrender-charge period for a large block of business written in 1991 expires.

     The extent of increases and decreases in the percentage of interest-sensitive reserves subject to withdrawal without penalty will depend on the level of new sales, as well as on the level of policyholder withdrawals. In general, policy liabilities not subject to a surrender charge are more likely to be withdrawn by policyholders than are those that remain subject to such charges. Of those liabilities subject to surrender charge, the average remaining surrender charge period was approximately 2.6 years and the surrender charge averaged approximately 4.8% of accumulated policy value at March 31, 1996.

     Payment characteristics of insurance liabilities at March 31, 1996, were as follows (dollars in millions):



Payments under contracts containing fixed payment dates:

  Due in one year or less                                        $  167.0
  Due after one year through five years                             643.8
  Due after five years through ten years                            741.4
  Due after ten years                                             3,619.9
                                                                 --------
    Total gross payments with payment dates fixed by contract     5,172.1
Less amounts representing future interest on such contracts       3,537.8
                                                                 --------
Insurance liabilities with payment dates fixed by contract        1,634.3
Insurance liabilities with payment dates not fixed by contract    6,245.2
                                                                 --------
      Total insurance liabilities                                $7,879.5
                                                                 ========


     Of the above insurance liabilities under contracts containing fixed payment dates, approximately 29% related to payments that will be made on such date only if the contract holder is living. Expected mortality is considered in determining the amount of this liability. The remainder of the insurance liabilities with fixed payment dates were payable regardless of the contract holder's survival.

     Approximately 21% of insurance liabilities were subject to interest rates ranging from 4% to 11%, fixed for the life of the contract. The remainder of the liabilities generally were subject to interest rates that may be reset, subject to minimum guaranteed rates, at least annually.

     Western believes that it has adequate short-term investments and readily marketable securities to cover the payments under contracts containing fixed payment dates plus any likely cash needs for surrenders. At March 31, 1996,

Western had fixed maturities and short-term investments, net of investment borrowings, with a total market value of approximately $8.0 billion, or 94% of invested assets. Western believes that most of these investments could be readily sold or used to facilitate borrowings under dollar roll and reverse repurchase agreements.

     The Texas Department of Insurance, the NAIC and several other states evaluate the sufficiency of an insurer's capital by computing a risk-adjusted capital level which takes into consideration risks associated with the assets and insurance products of the insurer. Using the NAIC computations, Western's total adjusted capital was more than twice the company action risk-based capital level as calculated at March 31, 1996, under the guidelines.

  Holding Company Liquidity and Capital

     At March 31, 1996, shareholders' equity was $708.0 million, compared to $785.6 million as of December 31, 1995. Book value at March 31, 1996 was $11.35 per share, compared with $12.61 at December 31, 1995. The decrease is due to the net adjustment made in the market value of the Company's investment portfolio as required under SFAS No. 115. See Note 2 to the Consolidated
Financial Statements of the Company's 1995 Annual Report on Form 10-K. Excluding the effects of SFAS No. 115, shareholders' equity would have been $683.2 million or $10.95 per share at March 31, 1996, compared with $660.4 million, or $10.60 per share at December 31, 1995. In general, SFAS No. 115 requires that actively managed portfolios of marketable securities be marked to current market value, with the resulting unrealized gain or loss reported
as  an  adjustment  to  shareholders'  equity  (see  Note  2).    Because  no
corresponding adjustment is made to liabilities, management of the Company is of the view that SFAS No. 115 distorts the true economic effects of changes in interest rates on the financial condition of financial services companies, and that resulting equity and book value determinations are not meaningful indicators of financial strength. Because SFAS No. 115 causes the Company's reported book value to vary substantially with changes in market interest rates, the Company expects its shareholders' equity to vary widely over time, increasing during periods of declining interest rates and decreasing during periods of rising interest rates.

     Because Western is governed for insurance regulatory purposes by statutory accounting principles that do not give effect to the adjustments required by SFAS No. 115, the application of SFAS No. 115 does not affect Western's statutory operations or regulatory capital position.

     As a result of the Company's holding company structure, the parent company's ability to make required debt service payments and meet other cash needs depends upon dividends and fees received from its wholly-owned subsidiaries. Dividend payments by insurance companies, such as Western, are subject to statutory limitations and in certain cases to the approval of the insurance regulatory authorities. The maximum dividend payment which Western may make without prior approval in 1996 is $42.4 million, which management believes is more than sufficient to meet the Company's anticipated debt service obligations, dividends on common stock, and operating expenses during the year. To date, Western has not paid a dividend to the Company in 1996.

     On June 8, 1996 the Company entered into a five-year credit agreement (the "Credit Agreement") with First Union National Bank of North Carolina and certain other financial institutions (collectively referred to as the "Lenders"). Under the Credit Agreement, the Lenders have agreed to extend credit to the Company on a revolving basis, upon the Company's request, in an aggregate principal amount up to $100.0 million. The Credit Agreement contains certain provisions that require the Company and its material subsidiaries to maintain specified levels of financial solvency during the term of the agreement. At March 31, 1996, the Company had $39.6 million outstanding under the Credit Agreement.

     On March 1, 1996, the Company paid a common stock dividend of $.04 per share. The total amount paid was $2.4 million.

OTHER INFORMATION

     With respect to statements herein that may be construed as predictive of future performance, readers should be aware that performance may differ from that currently anticipated. Such differences may be either positive or negative and may be significant. Differences may arise from, among other things, changes in the economic, legal, and competitive environment in which the Company operates. Reference is made to the Company's 1995 Annual Report on Form 10-K for additional information on factors affecting the Company's business.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits

             11.1  Computation of Earnings Per Share

             27.1  Financial Data Schedule

         b)  Reports on Form 8-K

             None.

                                  SIGNATURE

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     WESTERN NATIONAL CORPORATION



                                     By:  /s/  Arthur R. McGimsey
                                        -------------------------
                                               Arthur R. McGimsey
                                               Executive Vice President and
                                               Chief Financial Officer

Dated: May 15, 1996

                                EXHIBIT INDEX


      EXHIBIT                                  METHOD OF FILING
      ---------------------------------  -----------------------------

11.1  Computation of Earnings Per Share  Filed herewith electronically
27.1  Financial Data Schedule            Filed herewith electronically
