Form 10-Q
period 1996-06-30
WESTERN NATIONAL CORP
filed 1996-08-14
CIK 913202

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


          /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

          / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ................. to ....................

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
                                                Yes  X    No


     Shares of common stock outstanding as of March 31, 1996:  62,420,073

WESTERN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(DOLLARS IN MILLIONS)



     June 30,     December 31,
       1996         1995
     (unaudited)     (audited)
                       ASSETS



Investments:
  Fixed maturities - actively managed
    at fair value (amortized cost: 1996-
    $8,034.0; 1995-$7,654.5)                $7,977.8   $7,996.7
 Fixed maturities - held to maturity
    at amortized cost (fair value: 1996-
    $1.9; 1995 - $2.1)                           1.1        1.1
  Equity securities at fair value
    (cost: 1996 - $17.1; 1995 - $0.8)           16.7        0.8
  Mortgage loans                               126.7       86.5
  Credit-tenant loans                          197.7      249.7
  Policy loans                                  68.0       68.3
  Other invested assets                         28.4       24.5
  Short-term investments                       232.2      417.6
                                            ---------  --------

      Total invested assets                  8,648.6    8,845.2

  Accrued investment income                    152.3      131.7
  Reinsurance receivable                         2.0        1.8
  Cost of policies purchased                    80.3       35.8
  Cost of policies produced                    379.0      228.7
  Deferred income taxes                         12.0        8.9
  Other assets                                  24.4       61.4
                                            ---------  --------

      TOTAL ASSETS                          $9,298.6   $9,313.5
                                            =========  ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------------
Liabilities:
  Insurance liabilities                     $8,116.0   $7,915.8
  Notes payable                                147.9      147.8
  Investment borrowings and due
    to brokers                                 206.6      257.3
  Deferred income taxes                         58.3      118.4
  Other liabilities                             84.2       88.6
                                            ---------  --------

      TOTAL LIABILITIES                      8,613.0    8,527.9

Shareholders' Equity:
  Common stock and additional
    paid-in capital (par value $.001 per
    share; 500,000,000 shares authorized;
    issued and outstanding: 1996-
    62,420,073; 1995 - 62,348,000)             347.9      346.8
  Net unrealized appreciation
    (depreciation) of securities, net
    of applicable deferred income taxes:
    1996 - $(8.9); 1995 - $67.4                (16.4)     125.2
  Retained earnings                            354.1      313.6
                                            ---------  --------

      TOTAL SHAREHOLDERS' EQUITY               685.6      785.6
                                            ---------  --------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                $9,298.6   $9,313.5
                                            =========  ========




   The accompanying notes are an integral part of the financial statements.

WESTERN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(IN MILLIONS - EXCEPT PER SHARE DATA)
(UNAUDITED)


     Quarter Ended June 30,     Six Months Ended June 30,
       1996       1995       1996       1995



REVENUES:
  Insurance policy and
    fee income                   $  4.5   $  8.1   $  8.7   $ 14.0
  Net investment income           172.1    162.3    343.8    323.7
 Net realized investment
    gains (losses)                 (5.3)   (32.0)    (4.9)   (64.8)
                                 -------  -------  -------  -------

      TOTAL REVENUES              171.3    138.4    347.6    272.9

BENEFITS AND EXPENSES:
  Insurance policy benefits        27.8     26.3     55.9     56.8
  Change in future policy
    benefits and other
    liabilities                    (1.4)     3.8     (2.7)    (0.6)
  Interest expense on
    annuities and financial
    products                       93.0     90.4    184.5    179.2
  Interest expense on notes
    payable                         2.6      2.6      5.3      5.3
  Interest expense on
    investment and short-term
    borrowings                      2.0      1.1      4.9      1.5
  Amortization related to
    operations                     10.2      7.8     20.0     15.4
  Amortization and change
    in future policy benefits
    related to realized gains
    (losses)                       (0.9)   (13.1)    (0.6)   (24.9)
  Other operating costs and
    expenses                        5.2      5.1     10.6     11.0
                                 -------  -------  -------  -------

TOTAL BENEFITS AND EXPENSES       138.5    124.0    277.9    243.7

Income before income taxes         32.8     14.4     69.7     29.2
Income tax expense                 11.4      4.9     24.3     10.2
                                 -------  -------  -------  -------

    NET INCOME                   $ 21.4   $  9.5   $ 45.4   $ 19.0
                                 =======  =======  =======  =======

EARNINGS PER COMMON SHARE
  AND COMMON EQUIVALENT SHARE:
Weighted average shares            62.9     62.4     62.8     62.4

Net income                       $ 0.34   $ 0.15   $ 0.72   $ 0.30
                                 =======  =======  =======  =======




   The accompanying notes are an integral part of the financial statements.

WESTERN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN MILLIONS)
(UNAUDITED)



     Six Months Ended June 30,
       1996       1995



Common stock and additional
  paid-in capital:
Balance, beginning of period                 $ 346.8   $ 346.3
Issuance of shares of common stock
  related to restricted stock awards,
  options and benefit plans (1996-
  72,073 shares; 1995-45,000 shares)    1.1      0.5
                                        ---  --------
Balance, end of period                       $ 347.9   $ 346.8
                                             ========  ========

Net unrealized appreciation
  (depreciation) of securities:
Balance, beginning of period                 $ 125.2   $(322.1)
Change in unrealized appreciation
 (depreciation)                               (141.6)    352.6
                                             --------  --------
Balance, end of period                       $ (16.4)  $  30.5
                                             ========  ========

Retained earnings:
  Balance, beginning of period               $ 313.6   $ 316.3
  Net income                                    45.4      19.0
  Dividends on common stock                     (4.9)     (5.1)
                                             --------  --------
  Balance, end of period                     $ 354.1   $ 330.2
                                             ========  ========

Total shareholders' equity                   $ 685.6   $ 707.5
                                             ========  ========



   The accompanying notes are an integral part of the financial statements.

WESTERN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)



     Six Months Ended June 30,
       1996       1995



Cash flows from operating activities:
  Net income                            $    45.4   $    19.0
  Adjustments to reconcile net
    income to net cash provided
    by operations:
  Amortization and depreciation              21.9       (14.5)
  Realized (gains) losses on
    investments, net                          1.3        62.9
  Income taxes                             (143.9)       26.1
  Increase in insurance
    liabilities                              (0.4)       14.5
  Interest credited to insurance
    liabilities                             188.3       179.2
  Fees charged to insurance
    liabilities                              (2.0)       (2.5)
  Accrual and amortization of
    investment income                       (23.5)       (6.9)
  Deferral of cost of policies
    produced                                (56.8)      (23.2)
  Other                                     199.4        (3.5)
                                        ----------  ----------
Net cash provided by operating
  activities                                229.7       251.1
                                        ----------  ----------

Cash flows from investing activities:
  Sales of investments                    1,365.6     1,810.2
  Maturities and redemptions of
    investments                             259.2       128.1
  Purchases of investments               (2,015.7)   (1,977.2)
                                        ----------  ----------
Net cash provided by (used in)
  investing activities                     (390.9)      (38.9)
                                        ----------  ----------

Cash flows from financing activities:
  Deposit to insurance liabilities          743.4       297.4
  Withdrawals from insurance
    liabilities                            (729.3)     (541.9)
  Dividends on common stock                  (4.9)       (5.1)
  Due to brokers                            114.5       196.3
  Investment borrowings, net               (147.9)      102.6
                                        ----------  ----------
  Net cash provided by (used in)
    financing activities                    (24.2)       49.3
                                        ----------  ----------

 Net increase (decrease) in
    short-term investments                 (185.4)      261.5
  Short-term investments -
    beginning of period                     417.6        28.0
                                        ----------  ----------
  Short-term investments -
    end of period                       $   232.2   $   289.5
                                        ==========  ==========

Supplemental cash flow  disclosure:
  Income taxes (refunded) paid, net     $   (31.1)  $    15.6
                                        ==========  ==========

  Interest paid on notes payable
    and investment borrowings           $     9.1   $     6.5
                                        ==========  ==========




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

1.     SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements as of June 30, 1996, and for the three-month and six-month periods ended June 30, 1996 and 1995, reflect all adjustments, consisting only of normal recurring items that are necessary in the opinion of management to present fairly the Company's financial position, results of operations and cash flows on a basis consistent with that of the prior audited consolidated financial statements. Intercompany amounts and transactions were eliminated.

2.     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

      The Company classifies fixed maturity investments into two categories in accordance with SFAS No. 115. The categories are "actively managed", which are carried at estimated fair value, and "held to maturity", which are carried at amortized cost. The adjustment to carry actively managed fixed maturity investments at fair value resulted in the following cumulative adjustments to balance sheet accounts as of June 30, 1996 and December 31, 1995.

ADJUSTMENTS TO ACTIVELY MANAGED FIXED MATURITIES
(IN MILLIONS)


     JUNE 30, 1996     DECEMBER 31, 1995
     EFFECT OF     EFFECT OF
     COST     FAIR VALUE     CARRYING     COST     FAIR VALUE     CARRYING
     BASIS     ADJUSTMENTS      VALUE     BASIS     ADJUSTMENTS      VALUE



INVESTMENTS:
  Actively managed
    fixed maturities        $ 8,034.0   $(56.2)  $ 7,977.8   $ 7,654.5   $342.2   $ 7,996.7
  Equity securities              17.1     (0.4)       16.7         0.8        -         0.8
 Other invested assets           24.2      4.2        28.4        13.5     11.0        24.5
                            $ 8,075.3   $(52.4)  $ 8,022.9   $ 7,668.8   $353.2   $ 8,022.0

OTHER BALANCE SHEET ITEMS:
  Cost of policies
   purchased                $    73.6   $  6.7   $    80.3   $    75.8   $(40.0)  $    35.8
  Cost of policies
    produced                    362.8     16.2       379.0       325.1    (96.4)      228.7
  Insurance liabilities      (8,116.0)       -    (8,116.0)   (7,879.5)   (36.3)   (7,915.8)
  Other liabilities             (88.4)     4.2       (84.2)     (100.8)    12.2       (88.6)
  Deferred income taxes         (67.2)     8.9       (58.3)      (50.9)   (67.5)     (118.4)
                                        -------                          -------

  Unrealized appreciation
    of investments, net                 $(16.4)                          $125.2
                                        =======                          =======



3.     CHANGES IN COMMON STOCK

         On June 1, 1996, the Company paid a common stock dividend of $.04 per share. The total amount paid in common stock dividends for the second quarter and the first six months of 1996 was $2.5 million and $4.9 million, respectively. On July 23, 1996, the board of directors declared a common stock dividend of $ .04 per share payable on September 3, 1996, to shareholders of record at the close of business on August 12, 1996. The total dividend payment will be approximately $2.5 million.

          During the first six months of 1996, 1,000 common shares were issued pursuant to the exercise of stock options, 54,000 shares of restricted stock were awarded to certain executive officers, and 17,073 shares of newly-issued common stock were contributed to employee benefit plans.

4.     CHANGES IN CALCULATION AND PRESENTATION OF INVESTMENT SPREAD

     In the first quarter 1996, Western revised the manner in which it reports
investment  spread  on  insurance  liabilities.    Western  began  excluding
first-year bonus interest on certain deferred annuities, which is generally paid in lieu of commissions, from its average crediting rate calculations. The revised method defines investment spread on insurance liabilities as the difference between the average yield on invested assets and the average base liability crediting rate. Bonus interest is capitalized along with other acquisition expenses and amortized over the lifetime of the block of business.
 Western believes that the exclusion of the capitalized bonus interest is more consistent with the presentation of interest expenses and acquisition expenses in its Statement of Operations. This change to Western's investment spread calculations has no effect on the unaudited Consolidated Financial Statements.

       Prior periods have been adjusted to reflect this change. The following table sets forth investment spread on insurance liabilities as revised and as originally reported as of the last day of each of the quarters indicated:


     Q2/96     Q1/96     Q4/95     Q3/95     Q2/95     Q1/95     Q4/94
     _____     _____     _____     _____     _____     _____     _____



  Revised                      2.07%  1.99%  1.91%  1.98%  1.94%  1.93%  1.97%
  As originally reported  N/A  N/A    1.85%  1.89%  1.86%  1.86%  1.90%



          Prior to the second quarter 1996, Western only presented investment spread on insurance liabilities as of the last day of each quarter. In second quarter 1996, Western also began presenting an average investment spread on insurance liabilities for each quarter. Western believes that the average investment spread on insurance liabilities more accurately reflects Western's experience during the reported period.

         The following table sets forth Western's average investment spread on insurance liabilities for each of the quarters indicated:


     Q2/96     Q1/96     Q4/95     Q3/95     Q2/95     Q1/95     Q4/94
     _____     _____     _____     _____     _____     _____     _____



  Average investment
    spread            2.09%  1.96%  2.08%  2.12%  1.98%  2.05%  2.15%

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

        Western National Corporation (the "Company") is a Delaware corporation organized in October 1993 to serve as the holding company for Western National Life Insurance Company ("Western"), a Texas life insurance company founded in 1944. Western is a leading provider of retirement annuity products, with $8.8 billion of statutory assets at June 30, 1996. Unless the context otherwise requires, references to the "Company" are references to Western National Corporation and its consolidated subsidiaries.

     Approximately 40% of the Company's outstanding common stock is owned by a subsidiary of American General Corporation, a Texas corporation ("AGC").
References to "American General" are references to AGC and its direct and indirect majority-controlled subsidiaries.

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

       The spread between investment yield and the average base crediting rate on insurance liabilities was approximately 2.07% at June 30, 1996, compared to 1.99% at March 31, 1996, and 1.94% at June 30, 1995. Western's average investment spread on insurance liabilities was 2.09% for the second quarter 1996, compared to 1.96% for the first quarter 1996, and 1.98% for the second
quarter  1995.    Capitalized  bonus  interest  is  excluded  from  Western's investment spread on insurance liabilities calculations. See Note 4 to the unaudited Consolidated Financial Statements. Western generally expects to maintain a spread within the range of spreads it has achieved in recent quarters. The amount of the investment spread on insurance liabilities varies over time as a result of market factors, competitive influences, and investment yields.

       Operating earnings (excluding realized investment gains (losses) net of applicable adjustments to amortization, expenses and taxes) for the quarter were $24.3 million, or $.39 per share, up from $21.7 million, or $.35 per share, in the second quarter 1995. For the six months ended June 30, 1996, operating income was $48.2 million, or $.77 per share, compared to $44.7 million, or $.72 per share, in the first half of 1995. Because the decision to realize investment gains or losses lies to a great degree in management's discretion, and may reflect tax or other considerations unrelated to core earning power, management believes that operating earnings are the best indication of earnings capacity for financial services organizations such as Western.

       The following table sets forth operating and net income for the periods indicated (in millions):


     QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
       1996       1995       1996       1995



Operating Income:
- -------------------------------

Operating revenues               $176.6   $170.4   $352.5   $337.7
Benefits and expenses             139.4    137.1    278.5    268.6
                                 -------  -------  -------  -------

Pre-tax operating income           37.2     33.3     74.0     69.1
Income tax expense from
  operations                       12.9     11.6     25.8     24.4
                                 -------  -------  -------  -------

Net operating income               24.3     21.7     48.2     44.7

Realized investment gains
  (losses) net of amortization,
  expenses and taxes               (2.9)   (12.2)    (2.8)   (25.7)
                                 -------  -------  -------  -------

Net income                       $ 21.4   $  9.5   $ 45.4   $ 19.0
                                 =======  =======  =======  =======




     Net investment income. Net investment income for the second quarter 1996 increased 6% to $172.1 million from $162.3 million in the second quarter 1995, and year-to-date increased 6% to $343.8 million from $323.7 million for the year-earlier period. This category of earnings, net of interest expense on short-term investment borrowings, was $170.1 million for the second quarter 1996 compared to $161.2 million for the second quarter 1995. Year-to-date net investment income, excluding interest expense on short-term borrowings, was $338.9 million, compared to $322.2 million for the year-earlier period. The increases in net investment income for the quarter and the six-month period are attributable to an increase in the amount of invested assets, lower portfolio management expenses, and an increase in income resulting from prepayment revenues, which is included in this category of earnings. The Company had $1.4 million of income resulting from prepayment revenues in the second quarter 1996, compared to prepayment losses of $0.7 million in the year-earlier quarter. Prepayment revenues resulted in $3.5 million of income year-to-date, compared to prepayment losses of $1.0 million in the year-earlier period. The amount of prepayment revenues received by Western varies significantly from period to period based on both the composition of the portfolio and the level of and direction of changes in market interest rates. Generally, prepayment revenues will increase as market interest rates decline and decrease as market interest rates rise. Net investment income for the second quarter and for the first six months of 1996 also included $0.6 million and $2.7 million, respectively, from Western's equity share of net income in the Conseco Capital Partners II, L.P. investment ("CCPII"). CCPII reported no income to Western for the first quarter 1995 and reported $0.6 million of income attributable to Western's interest for the second quarter 1995.

          The average portfolio yield (calculated based on amortized cost) was approximately 8.2% in both the second quarter 1996 and the second quarter 1995. The average amount of net investable assets (calculated based on amortized cost) for the second quarter 1996 increased from the year-earlier period by approximately $400 million to approximately $8.5 billion.

       Net realized investment gains (losses). Net realized investment losses were $5.3 million in the second quarter and $4.9 million in the first half of 1996, compared to losses of $32.0 million and $64.8 million in the second quarter and first half of 1995, respectively. Net of related adjustments to amortization, reserves, related expenses, and taxes, net realized investment losses for the second quarter 1996 and year-to-date were $2.9 million and $2.8 million, respectively, compared to losses of $12.2 million and $25.7 million in the corresponding periods. The amount of investment gains or losses fluctuates depending on general market conditions and interest rates as well as the level of activity in the portfolio. Western follows an active strategy in the management of its portfolio, in which decisions to buy, sell, or hold securities are dictated principally by relative value analysis, or other portfolio management considerations, rather than the gain or loss to be realized on any given trade. Western will generally report realized investment gains in periods during which the market value of the portfolio exceeds amortized cost and realized investment losses in periods in which market value is less than amortized cost. Although Western's overall portfolio value exceeded amortized cost during most of 1995, management elected to incur substantial realized losses in 1995 in order to enhance portfolio yield and to utilize certain capital loss tax carrybacks that would otherwise have expired at the end of 1995.

         Amortization and change in future policy benefits related to realized investment gains (losses). As described in Note 1 to the Consolidated Financial Statements of the Company's 1995 Annual Report on Form 10-K, the realization of investment gains and losses affects the timing of amortization of the cost of policies purchased and the cost of policies produced. As a result of the net realized investment losses from sales of fixed maturities, amortization of the cost of policies produced was decreased by $0.9 million in the second quarter 1996 and by $0.6 million year-to-date, compared to decreases of $13.1 million and $24.9 million in the second quarter and first half of 1995, respectively.

         Insurance policy and fee income. Insurance policy and fee income was $4.5 million and $8.1 million in the second quarters of 1996 and 1995, respectively. The year-to-date level for 1996 was $8.7 million, which was a $5.3 million decrease from the year-earlier period. This income relates primarily to premiums from products with mortality and morbidity features, such as traditional life insurance and certain single premium immediate annuities (SPIAs). It also includes surrender charge income, primarily from deferred annuities, and fee income from direct sales operations. The decrease in this area of income is primarily attributable to a decrease in the number of policies written by Western with mortality and morbidity features. However, modest increases in this source of income are expected due to Western's plan to introduce a Modified Endowment Contract ("MEC") in the third quarter 1996.

        Insurance policy benefits and other liabilities. Total second quarter insurance policy benefits (including changes in future policy benefits), which relate solely to policies with mortality and morbidity features, decreased $3.7 million from the year-earlier quarter. Insurance policy benefits for the first six months of 1996 decreased by $3.0 million from the year-earlier period. The first halves of 1996 and 1995 reflected favorable mortality experience of $3.4 million and $3.1 million, respectively, on life contingent SPIA contracts. Mortality experience varies from period to period due to variances between actual mortality and expected mortality within the periods. Such variances may be favorable or unfavorable.

       Interest expense on annuities and financial products. Interest expense on annuities and financial products increased by $2.6 million in the second quarter 1996 and by $5.3 million year-to-date compared to the corresponding year-earlier periods. This increase is primarily attributable to an increase in reserves to $8.1 billion at June 30, 1996, from $7.7 billion at June 30, 1995. The average rate credited on all insurance liabilities decreased to approximately 6.2% at June 30, 1996, from 6.3% a year earlier. Average crediting rates on annuities may increase if market interest rates rise, or as lower cost policies lapse, are repriced, or are replaced with policies having higher crediting rates. Conversely, if market interest rates generally decrease, the average crediting rate will generally tend to decrease as well.

          Amortization related to operations. Scheduled amortization, which excludes the effects of realized gains and losses, of the cost of policies produced and the cost of policies purchased increased by $2.4 million in the second quarter 1996 and by $4.6 million year-to-date compared to the corresponding year-earlier periods. The increase in scheduled amortization is the result of increases in the amount of in-force business and changes in assumptions made in the fourth quarter 1995 concerning crediting rates on policyholder balances and expected lapses of certain out-of-surrender-charge blocks of business. Asset balances and scheduled amortization of the cost of policies produced and the cost of policies purchased are reviewed annually for products governed by SFAS 97 and may be reviewed more frequently if circumstances dictate. This accounting standard requires that the asset balances and future amortization be unlocked; i.e., re-computed based on actual past experience and updated expectations of future experience. This unlocking may result in both one-time adjustments related to prior amortization as well as changes to ongoing amortization rates. No unlocking adjustments were made in the first half of 1996, compared to an unlocking adjustment of $1.6 million in the corresponding 1995 period.

       Other operating costs and expenses. Other operating costs and expenses were $5.2 million for the second quarter 1996, which was a $0.1 million increase from the year-earlier quarter. Year-to-date other operating costs
and  expenses  were    $10.6  million,  compared  to  $11.0  million  in  the
year-earlier period. Other operating costs and expenses for the second quarter 1996 included a guaranty fund expense of $0.5 million, compared to a guaranty fund expense of $0.8 million for the second quarter 1995. Excluding guaranty fund expenses, this category of expenses increased by $0.4 million in the second quarter 1996 compared to the corresponding 1995 quarter. This increase was primarily attributable to an increase in expenses relating to the Company's direct marketing subsidiary.

          Western may be required under the solvency or guaranty laws of most states in which it does business to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. At June 30, 1996, Western had a reserve for guaranty fund assessments of $28.7 million, which it believes is adequate for all known insolvencies.

          Interest expense on investment and short-term borrowings and notes payable. Interest expense of $4.6 million for the second quarter 1996 was up from $3.7 million in the year-earlier quarter. Second quarter 1996 interest expense consists of $2.0 million in interest expense on investment and short-term borrowings and $2.6 million in interest expense relating to the Senior Notes. Interest expense for the first six months of 1996 was $10.2 million, compared to $6.8 million in the corresponding period. Year-to-date interest expense consists of $4.9 million in interest expense on investment and short-term borrowings and $5.3 million in interest expense relating to the Senior Notes. The amount of investment interest expense will vary substantially from time to time based on the level of market interest rates and the volume of investment borrowings.

         Income taxes. Second quarter income taxes increased to $11.4 million from $4.9 million in the year-earlier quarter, and year-to-date income tax increased to $24.3 million from $10.2 million for the year-earlier period. These increases resulted primarily from higher levels of net income due to the termination at the end of 1995 of the Company's realized loss/tax recovery program. See "Net realized investment gains (losses)", above.

       The components of income tax included in the consolidated balance sheet are as follows (in millions):


     JUNE 30, 1996     DECEMBER 31, 1995



Deferred income tax liabilities:
  Western's operations             $67.2   $ 50.9
  Unrealized appreciation
    (depreciation)                  (8.9)    67.5
                                   ------  ------
Deferred income tax liabilities    $58.3   $118.4
                                   ======  ======

Deferred income tax assets:
  Company net operating loss
    carryforward                   $12.0   $  8.9
                                   ------  ------
Deferred income tax assets         $12.0   $  8.9
                                   ======  ======




      The deferred income tax liability of $58.3 million at June 30, 1996, was primarily the result of the temporary differences between tax and financial bases of the cost of policies produced, the cost of policies purchased, and insurance liabilities. The temporary differences between tax and financial bases related to net unrealized depreciation of actively-managed fixed maturities, which are carried at market value in accordance with the requirements of SFAS 115, reduced the tax liability by $8.9 million.

          The deferred income tax asset of $12.0 million at June 30, 1996, was attributable to net operating losses incurred by the Company that could not be utilized by Western since each files separate federal income tax returns. Management believes that it is more likely than not that the deferred tax asset of $12.0 million will be realized against future years' taxable income generated at the holding company level during the carryforward period.

        Net income. Second quarter 1996 net income was $21.4 million, or $.34 per share, up from $9.5 million, or $.15 per share, for the prior year's second quarter. Year-to-date net income was $45.4 million, or $.72 per share, up from $19.0 million, or $.30 per share, for the year-earlier period. The increases in net income for the second quarter 1996 and year-to-date were primarily the result of the termination at the end of 1995 of the Company's realized loss/tax recovery program and increases in operating revenues.

INVESTMENTS

          At June 30, 1996, Western had invested assets of approximately $8.6 billion after giving effect to a mark-to-market adjustment under SFAS No. 115 of $52.4 million. See Note 2 to the unaudited Consolidated Financial Statements. Western's invested assets consist principally of actively managed fixed-income securities, as well as small volumes of credit-tenant loans on commercial property, short-term investments, and other investments.

        The following table shows Western's investment performance for the six months ended June 30, 1996, and June 30, 1995 (in millions and before giving effect to SFAS No. 115 adjustment).


        1996        1995



  Weighted average book value of invested assets(1)  $8,531.9   $8,130.2
  Net investment income(2)                              338.9      322.2
  Yield on average invested assets                        8.2%       8.2%

_______________
(1)   Net of short-term investment borrowings and amounts due to brokers.
(2)   Net of interest expense on short-term investment borrowings.



       Although market interest rates increased generally in the first half of 1996 from the levels prevailing in late 1995, changes in market rates affect the portfolio yield only slowly due to the relatively small volume of new investments in any one period in relation to the size of the overall portfolio. In addition, because the portfolio includes a mix of securities with yields both above or below the average portfolio yield (as well as both above and below current market interest rates), changes in portfolio yield will not necessarily parallel changes in market interest rates, except over longer periods of time. Securities that are sold or otherwise redeemed, or that are partially prepaid, may be yielding rates above or below the portfolio yield or current market interest rates. As part of Western's realized loss/tax recovery program in 1995, a majority of the portfolio sales transactions were concentrated in lower yielding issues; therefore, average portfolio yield remained relatively unchanged in 1995 despite the general decrease in market interest rates.

         The following table sets forth the composition of the Company's fixed maturity portfolio as of the dates indicated:


     FIXED MATURITIES BY TYPE     JUNE 30,     DECEMBER 31,
(IN MILLIONS, BASED ON CARRYING VALUE)        1996          1995



U.S. Treasury securities and obligations of
  U.S. government corporations and agencies  $   16.5  $   60.0
  Obligations of states and political
    subdivisions                                185.6     173.9
  Public utility securities                   1,232.8   1,376.0
  Other corporate securities                  4,327.5   4,033.0
Mortgage-backed securities                    2,216.5   2,354.9
                                             --------  --------

      Total                                  $7,978.9  $7,997.8
                                             ========  ========

      The following table sets forth the quality of Western's fixed maturities (which do not include short-term investments) as of June 30, 1996, classified in accordance with the highest rating by a nationally recognized statistical rating organization or, as to fixed maturities not commercially rated, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC"):



FIXED MATURITIES BY     GAAP     GAAP                         FAIR VALUE
QUALITY  RATING AT     CARRYING     AMORTIZED     FAIR     AS % OF FIXED     AS % OF     AS
% OF
JUNE 30, 1996      VALUE        COST     VALUE     MATURITIES     INV.ASSETS     AMORT.COST
(IN MILLIONS)



  AAA                                   $2,417.8  $2,440.2  $2,417.8   30.3%  28.2%   99.1%
  AA                                       782.7     798.4     782.7    9.8    9.1    98.0
  A                                      2,231.3   2,238.8   2,231.3   28.0   26.0    99.7
  BBB+                                     739.2     728.3     739.2    9.3    8.6   101.5
 BBB                                       874.7     883.2     874.7   10.9   10.2    99.0
  BBB-                                     468.3     475.7     468.3    5.9    5.4    98.5
                                        --------  --------  --------  ------  -----  ------

                Total investment grade   7,514.0   7,564.6   7,514.0   94.2   87.5    99.3

  BB+                                      105.7     108.8     105.7    1.3    1.2    97.2
  BB                                        70.1      69.9      70.1    0.9    0.8   100.3
  BB-                                      162.6     164.5     162.6    2.0    1.9    98.8
  B+ and below                             126.5     127.3     127.3    1.6    1.5   100.0
                                        --------  --------  --------  ------  -----  ------

                Total below investment
  grade                                    464.9     470.5     465.7    5.8    5.4    99.0

                Total fixed maturities  $7,978.9  $8,035.1  $7,979.7  100.0%  92.9%   99.3%
                                        ========  ========  ========  ======  =====  ======

_______________
The  NAIC assigns securities quality ratings and uniform prices called "NAIC Designations", which  are  used  by  insurers  when  preparing  their annual statements.  The NAIC assigns ratings  to  publicly-traded  as well as privately-placed securities. The NAIC Designations range from Class 1 to Class 6, with Class 1 being the highest quality.  For purposes of the table  above,  and  only  for  fixed  maturities  not  commercially rated, any NAIC Class 1 securities  would  be included in the "A" rating category; Class 2, "BBB-"; Class 3, "BB-";
and Classes 4, 5 and 6, "B+ and below".



      Investments in fixed maturity securities that are rated below investment grade as determined by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the
NAIC) were 5.4% of total invested assets and 5.8% of total fixed maturity investments at June 30, 1996. Western intends to maintain approximately the present percentage of its portfolio invested in fixed maturity securities that are rated below investment grade, although such percentages may vary by several percentage points from time to time. Investments in below investment grade corporate debt securities generally have greater risks than other corporate debt investments. Risk of loss upon default by the borrower is greater with such securities because they generally are unsecured and often are subordinated to other creditors of the issuers. Furthermore, the issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Western is sensitive to its risk exposure and carefully monitors its below investment grade securities.

      None of Western's fixed maturity investments were in substantive default (i.e., in default due to nonpayment of interest or principal) as of June 30, 1996, compared to $10.9 million in substantive default as of June 30, 1995. Western recorded no writedowns of fixed maturity investments for credit impairment in the mortgage portfolio during the first six months of 1996 or 1995.

     At June 30, 1996, Western's actively managed fixed maturity portfolio had net unrealized losses of $56.2 million. The net loss, which consisted of $118.5 million of unrealized gains and $174.7 million of unrealized losses, compares with net unrealized gains of $342.2 million at December 31, 1995. Estimated fair values for managed fixed maturity investments are primarily based on estimates from nationally recognized pricing services and broker-dealer market makers. The amounts of unrealized gains and losses fluctuate due to both credit factors and changes in market interest rates. The market value of fixed income securities generally decreased during the first six months of 1996, as a result of the rise in market interest rates.

      Fixed maturity investments at June 30, 1996, consisted primarily of debt securities of the U.S. government, public utilities and other corporations, and mortgage-backed securities. Investments in mortgage-backed securities include collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.
        At June 30, 1996, Western held mortgage loans with a carrying value of $126.7 million (or 1.5% of total invested assets), up from $84.7 million at March 31, 1996. This increase reflects Western's reclassification of $43.5 million of investments from the credit-tenant loan category to the mortgage loan category. These reclassified investments represent credit-tenant loans on which the commercial credit rating of the tenant, Kmart Corp., was downgraded to below investment grade status by several national statistical rating services. None of Western's mortgage loans were 90 or more days past due at June 30, 1996. Western recorded no writedowns for credit impairment in the mortgage portfolio during the first six months of 1996.

          The Company occasionally uses derivative financial instruments, consisting primarily of interest rate swaps, to alter interest rate exposure arising from mismatches between assets and liabilities. Under the terms of the interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the differences between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The Company pays the floating rate and receives the fixed rate under the contracts, with the net amount paid or received being charged or credited to net investment income. At June 30, 1996, the Company had outstanding interest rate swap agreements with notional contract amounts totaling $330.0 million. The agreements expire at various dates through 1999. Under the agreements the Company principally received fixed rates averaging 7.3% and paid floating rates, primarily based on LIBOR, averaging 5.5% during the first six months of 1996. The swaps, which are marked to market in accordance with SFAS 115, resulted in a $4.2 million decrease in other liabilities at June 30, 1996.

      For a discussion regarding the effects of changing interest rates on the Company's investments, see the Company's 1995 Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Changing Interest Rates on Investments".

SALES

      Total premiums collected in the second quarter 1996 were $440.1 million, up 185% from the corresponding 1995 quarter and up 63% from the first quarter 1996. While sales levels are affected by market competition and other factors, the second quarter of the year has traditionally been the best sales quarter for the annuity industry generally. Year-to-date premiums collected were $709.3 million, up 145% from the corresponding period of 1995. Western utilizes four marketing distribution channels - Financial Institutions, Personal Producing General Agents (PPGAs), Direct Marketing, and Specialty. Additionally, Western markets a variable annuity product through its financial institution, PPGA and direct marketing channels.

      The following table sets forth premium generated by distribution channel (in millions):


     Quarter Ended June 30,     Six Months Ended June 30,
       1996       1995       1996       1995



PREMIUMS AND DEPOSITS COLLECTED:
Financial institutions
  Retail                           $122.5   $101.3   $275.4   $            187.0
  Proprietary                       244.0        -    293.1                    -
                                   -------  -------  -------  ------------------
     Total                          366.5    101.3    568.5                187.0

Personal producing general
  agents                             37.0     39.0     70.4                 76.0
Specialty sales                      35.7     13.9     68.8                 24.4
Direct marketing                      1.2      0.6      2.3                  2.3
                                   -------  -------  -------  ------------------
Total direct premiums and
  deposits collected                440.4    154.8    710.0                289.7
Reinsurance ceded                    (0.3)    (0.4)    (0.7)   (0.6)Premiums and
                                   -------  -------  -------  ------------------
  Deposits Collected (1)           $440.1   $154.4   $709.3   $            289.1
                                   =======  =======  =======  ==================

SALES PRODUCTION DATA:
Western National Life              $440.1   $154.4   $709.3   $            289.1
Independent Advantage
  Financial and Insurance
  Services, Inc. (2)                  8.2     11.1     15.9                 23.7
                                   -------  -------  -------  ------------------

Total Sales Production             $448.3   $165.5   $725.2   $            312.8
                                   =======  =======  =======  ==================


Effective January 1, 1996, the Company revised the way it reports Premiums and Deposits Collected. Previously, internal exchanges were included in Premiums and Deposits Collected. Beginning January 1, 1996, internal exchanges are not included in Premiums and Deposits Collected, and prior periods have been adjusted to reflect this method of reporting. An internal exchange is the rollover of an existing policyholder's deposit to a revised contract with a new surrender charge period, on which there is generally reduced or no commission expense. Western had $38.1 million and $10.2 million of internal exchanges in the second quarters of 1996 and 1995, respectively, and $86.5 million and $17.9 million of internal exchanges for the first six months of 1996 and 1995, respectively.

(2) Represents fixed and variable annuity and life insurance sales of nonaffiliated life insurance company products.



       FINANCIAL INSTITUTIONS. Sales through financial institutions accounted for more than three-fourths of Western's overall sales in both the second quarter and year-to date 1996 results. Second quarter sales in this area were up 262% to $366.5 million, compared to $101.3 million for the second quarter 1995. Financial institution sales for the first six months of 1996 were $568.5 million, compared to $187.0 million for the year-earlier period. Financial institution sales are expected to continue to constitute a very large percentage of Western's total sales in future periods, especially in light of Western's proprietary annuity relationships. Such relationships are more fully described below.

       Western's second quarter 1996 sales in the financial institution market reflected high levels of production from relatively few large bank distribution relationships. The largest five relationships accounted for 70% of sales in the second quarter 1996, compared to 38% of sales for full-year 1995. This increased concentration may make Westerns sales levels more vulnerable to the loss of any single major relationship. Each of the largest five relationships accounted for the following percentage of sales in the second quarter 1996: First Union 47%, Shawmut 8%, First of America 6%, Home Savings 5%, and U.S. Bancorporation 4%. First Union began marketing Western non-proprietary fixed annuity products in mid-1995. In March 1996, Western and First Union launched a proprietary fixed annuity program, and such program resulted in sales of $172.2 million for the second quarter 1996. Western's management believes that its relationship with First Union has the potential for substantial continued production in future periods.

     Of the $366.5 million in total financial institution sales for the second quarter 1996, 67% were proprietary sales and 33% were retail sales. The $568.5 million of financial institution sales year-to-date consisted of 52% proprietary sales and 48% retail sales.

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

          At year-end 1995, Western had established, or had agreements to establish, proprietary fixed annuity programs at several financial institutions, the largest of which was First Union. The first proprietary program commenced sales in the third quarter 1995, and a second proprietary program commenced in the fourth quarter 1995. The remaining proprietary programs entered into in 1995 were all at varying stages of production as of June 30, 1996. During the first six months of 1996, Western announced and launched two new proprietary programs. Proprietary annuity sales for the second quarter and the first six months of 1996 were $244.0 million and $293.1 million, respectively, compared with zero in the 1995 corresponding periods.

          Retail Sales. Second quarter 1996 retail sales, which include all non-proprietary sales through financial institutions, were up 21% to $122.5 million, compared to $101.3 million for the second quarter 1995. Retail sales for the first six months of 1996 were $275.4 million, up 47% from retail sales of $187.0 million for the year-earlier period. These results reflect both an increase in same-store sales and the addition of new retail outlets. Same-store sales were favorably affected by the somewhat steeper market-yield curve in the first half of 1996, as compared with the flat market-yield curve in the first half of 1995, which resulted in increased competition from competing financial instruments (e.g., bank CDs) in the prior periods.

        PERSONAL PRODUCING GENERAL AGENTS. Second quarter sales through PPGAs decreased 5% to $37.0 million from $39.0 million in the second quarter 1995. For the first six months of 1996, PPGA sales were $70.4 million, compared to $76.0 million in 1995. The decreases in this channel were primarily the result of increased competition from equity-oriented products in this market.

          DIRECT MARKETING. Western's conservation unit, which is part of its direct sales operations, effected $38.1 million of internal exchanges in the second quarter 1996, compared to $10.2 million in the second quarter 1995. Internal exchanges for the first six months of 1996 and 1995 totaled $86.5 million and $17.9 million, respectively. Sales of Western products through the Company's direct marketing subsidiary, Independent Advantage Financial and Insurance Services, Inc. ("IAF"), were $1.2 million for the second quarter 1996, compared to $0.6 million for the second quarter 1995. Such sales were $2.3 million for the first six months of both 1996 and 1995. In the second quarter and first six months of 1996, IAF sold $8.2 million and $15.9 million, respectively, of annuity and life products of nonaffiliated life insurance companies, compared to $11.1 million and $23.7 million for the corresponding periods in 1995.

          SPECIALTY. Second quarter specialty sales, which include SPIAs, supplemental contracts, and life insurance, increased 157% to $35.7 million, compared to $13.9 million for the second quarter 1995. Year-to-date specialty sales increased 182% to $68.8 million, compared to $24.4 million for the
year-earlier  period.    This  increase  was  due  to  additional  structured
settlement sales under a modified coinsurance agreement with American General Life Insurance Company. The agreement provides for the parties to jointly market SPIA policies in the structured settlement market and for such policies to be administered by Western. Under the agreement, American General Life Insurance Company issues the policies, and a portion of each risk, normally 50%, is reinsured to Western (which portion is reported by Western as specialty sales). Sales pursuant to the agreement commenced in the fourth quarter 1995.

      VARIABLE ANNUITIES. In the second quarter and first six months of 1996, premiums collected from sales of Western's variable annuity product were $1.5 million and $2.7 million, respectively. Western did not have a variable annuity product in the corresponding 1995 periods. Sales of variable annuity products were relatively low during the first six months of 1996, principally because the product had not been available in several of the larger states in which Western does business, including California, Florida, and New Jersey. The product became available for sale in California in March 1996 and in Florida in May 1996, and Western anticipates that the product will be available in New Jersey during the third quarter 1996. Western is currently concentrating on developing distribution channels for this product, and the level of future sales will be dependent on the outcome of these efforts.

PREMIUM AND DEPOSIT DATA

     Effective January 1, 1996, the Company began excluding internal exchanges from its deposit and withdrawal data. Data reported for prior periods has been adjusted to reflect this change. Western had $38.1 million and $86.5 million of internal exchanges for the second quarter and first six months of 1996, respectively, compared to $10.2 million and $17.9 million in the corresponding 1995 periods.

          The following table indicates sales by product line for the periods indicated:

                           PREMIUM AND DEPOSIT DATA
                                (IN MILLIONS)


     Quarter Ended June 30,     Six Months Ended June 30,
       1996       1995       1996       1995



FIRST-YEAR DIRECT PREMIUMS
  AND DEPOSITS
  Single premium deferred
    annuities                $386.3   $115.8   $604.7   $215.5
  Flexible premium deferred
    annuities                   3.3      8.2      6.7     13.7
Single premium immediate
    annuities                  33.2     13.1     64.1     22.6
                             -------  -------  -------  -------
      Total first-year        422.8    137.1    675.5    251.8
                             -------  -------  -------  -------
RENEWAL DIRECT PREMIUMS
  AND DEPOSITS
  Flexible premium deferred
    annuities                  15.1     16.6     29.8     35.7
  Life and other                2.5      1.1      4.7      2.2
                             -------  -------  -------  -------
     Total renewal             17.6     17.7     34.5     37.9
                             -------  -------  -------  -------
NET PREMIUMS AND DEPOSITS
  COLLECTED
  Total direct premiums and
    deposits collected        440.4    154.8    710.0    289.7
  Reinsurance ceded            (0.3)    (0.4)    (0.7)    (0.6)
                             -------  -------  -------  -------
NET PREMIUMS AND DEPOSITS
  COLLECTED                  $440.1   $154.4   $709.3   $289.1
                             =======  =======  =======  =======

      The table below sets forth the change in contract values of annuities in force (net of reinsurance), excluding annuities and supplemental contracts with life contingencies, for the periods indicated (in millions):


          IMMEDIATE
          ANNUITIES
     DEFERRED     WITHOUT LIFE
     ANNUITIES     CONTINGENCIES     TOTAL



December 31, 1994    $5,984.2   $407.7   $6,391.9
  Deposits              265.3     14.4      279.7
  Distributions        (486.5)   (34.8)    (521.3)
  Credited interest     163.5     17.0      180.5
                     ---------  -------  ---------
June 30, 1995        $5,926.5   $404.3   $6,330.8

December 31, 1995    $6,121.0   $412.7   $6,533.7
  Deposits              642.2     15.7      657.9
  Distributions        (599.3)   (40.8)    (640.1)
  Credited interest     169.9     16.8      186.7
                     ---------  -------  ---------
June 30, 1996        $6,333.8   $404.4   $6,738.2
                     =========  =======  =========



       Distributions (withdrawals, deaths and annuitizations) in the first six months of 1996 increased from the previous year's period primarily due to an increase in the amount of annuity deposits surrenderable without penalty. As a percentage of average deferred annuity liabilities, the year-to-date average annualized distribution rate for the first six months of 1996 was 18.3%, compared to 15.7% for the first six months of 1995. Year-to-date withdrawals were somewhat higher than anticipated. Withdrawals tend to be sensitive to changes in market interest rates and alternative investment opportunities, and they will fluctuate from period to period.

REINSURANCE

      In conformity with industry practice, Western reinsures a portion of the business it sells. Under such reinsurance arrangements, the original insurer remains liable under the reinsured policies in the event the reinsurer is unable to fulfill its obligations. Premiums ceded were not material in the quarters ended June 30, 1996, and 1995. Additionally, Western is a party to a stand-by coinsurance agreement with an insurer under which the insurer has agreed to provide coinsurance for selected Western policies upon the occurrence of certain contingencies.

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

      Of Western's total insurance liabilities at June 30, 1996, 20% could not be surrendered, 45% could be surrendered only by incurring a surrender charge, and 35% could be surrendered without penalty. The extent of increases and decreases in the percentage of interest-sensitive reserves subject to withdrawal without penalty will depend on the level of new sales, as well as on the level of policyholder withdrawals. In general, policy liabilities not subject to a surrender charge are more likely to be withdrawn by policyholders than are those that remain subject to such charges. Of those liabilities subject to surrender charge, the average remaining surrender charge period was approximately 2.9 years and the surrender charge averaged approximately 4.6% of accumulated policy value at June 30, 1996.

       Payment characteristics of insurance liabilities at June 30, 1996, were as follows (in millions):






Payments under contracts containing fixed payment dates:
  Due in one year or less                                       $   64.1
  Due after one year through five years                            230.6
  Due after five years through ten years                           240.8
  Due after ten years                                            3,100.9
                                                                --------
    Total gross payments with payment dates fixed by contract    3,636.4
Less amounts representing future interest on such contracts      2,003.4
                                                                --------
Insurance liabilities with payment dates fixed by contract       1,633.0
Insurance liabilities with payment dates not fixed by contract   6,483.0
                                                                --------
    Total insurance liabilities                                 $8,116.0
                                                                ========



          Of the above insurance liabilities under contracts containing fixed payment dates, approximately 30% related to payments that will be made on such date only if the contract holder is living. Expected mortality is considered in determining the amount of this liability. The remainder of the insurance liabilities with fixed payment dates were payable regardless of the contract holder's survival.

          Approximately 20% of insurance liabilities were subject to interest rates, ranging from 3% to 11%, fixed for the life of the contract. The remainder of the liabilities generally were subject to interest rates that may be reset, subject to minimum guaranteed rates, at least annually.

      Western believes that it has adequate short-term investments and readily marketable securities to cover the payments under contracts containing fixed payment dates plus any likely cash needs for surrenders. At June 30, 1996, Western had fixed maturities and short-term investments, net of investment borrowings and amounts due to brokers, with a total market value of more than $8.0 billion, or 93% of invested assets. Western believes that most of these investments could be readily sold or used to facilitate borrowings under dollar roll and reverse repurchase agreements.

          The Texas Department of Insurance, the NAIC and several other states evaluate the sufficiency of an insurer's capital by computing a risk-adjusted capital level which takes into consideration risks associated with the assets and insurance products of the insurer. Using the NAIC computations, Western's total adjusted capital was more than twice the company action risk-based capital level as calculated at June 30, 1996, under the guidelines.

  Holding Company Liquidity and Capital

        At June 30, 1996, shareholders' equity was $685.6 million, compared to $785.6 million as of December 31, 1995. Book value at June 30, 1996, was $10.99 per share, compared with $12.61 at December 31, 1995. The decrease is due to the net adjustment made in the market value of the Company's investment portfolio as required under SFAS No. 115. See Note 2 to the Consolidated
Financial Statements of the Company's 1995 Annual Report on Form 10-K. Excluding the effects of SFAS No. 115, shareholders' equity would have been $702.0 million, or $11.25 per share, at June 30, 1996, compared with $660.4 million, or $10.60 per share, at December 31, 1995. In general, SFAS No. 115 requires that actively managed portfolios of marketable securities be marked to current market value, with the resulting unrealized gain or loss reported
as  an  adjustment  to  shareholders'  equity  (see  Note  2).    Because  no
corresponding adjustment is made to liabilities, management of the Company is of the view that SFAS No. 115 distorts the true economic effects of changes in interest rates on the financial condition of financial services companies, and that resulting equity and book value determinations are not meaningful indicators of financial strength. Because SFAS No. 115 causes the Company's reported book value to vary substantially with changes in market interest rates, the Company expects its shareholders' equity to vary widely over time, increasing during periods of declining interest rates and decreasing during periods of rising interest rates.

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

       On June 8, 1995, the Company entered into a five-year credit agreement (the "Credit Agreement") with First Union National Bank of North Carolina and certain other financial institutions (collectively referred to as the "Lenders"). Under the Credit Agreement, the Lenders have agreed to extend credit to the Company on a revolving basis, upon the Company's request, in an aggregate principal amount up to $100.0 million. The Credit Agreement contains certain provisions that require the Company and its material subsidiaries to maintain specified levels of financial solvency during the term of the agreement. At June 30, 1996, the Company had $39.6 million outstanding under the Credit Agreement.

         On June 1, 1996, the Company paid a common stock dividend of $.04 per share. The total amount paid was $2.5 million. On July 23, 1996, the board of directors declared a common stock dividend of $ .04 per share payable on September 3, 1996, to shareholders of record at the close of business on
August  12,  1996.    The  total  dividend  payment will be approximately $2.5
million.

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

                         PART II - OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 15, 1996. The results of the matters voted upon at the Annual Meeting were as follows:

          Election of Directors. The following directors, constituting the Company's entire board, were elected to terms ending in 1997:


          Number of     Number of
        Name     Votes For     Votes Withheld



Don G. Baker            57,644,987   3,795
Alan R. Buckwalter III  57,644,987   4,295
Robert M. Hermance      57,644,987   4,295
Sydney F. Keeble        57,644,987  12,695
Michael J. Poulos       57,644,987  11,811
Alan Richards           57,644,987  14,602
Richard W. Scott        57,644,987  11,202



      Independent Auditors. The appointment of Coopers & Lybrand, L.L.P. as the Company's independent auditors for the year 1996 was ratified with 57,678,207 votes for, 22,134 votes against, and 60,064 abstentions/broker non-votes.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     a)     Exhibits

           3.2     Amended and Restated Bylaws of the Company.

               10.1 Termination Agreement, dated May 15, 1996, between the Company and Bruce R. Abrams.

               10.2 Replacement Consulting Agreement, dated July 10, 1996, between the Company and Alan Richards Consulting, Inc.

          11.1     Computation of Earnings Per Share.

          27.1     Financial Data Schedule.

     b)     Reports on Form 8-K

          None.

                                  SIGNATURE

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

     WESTERN NATIONAL CORPORATION



     By:/s/Arthur R. McGimsey
          Arthur R. McGimsey
          Executive Vice President and
            Chief Financial Officer


Dated: August 13, 1996

 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES     EXHIBIT 11.1
 COMPUTATION OF EARNINGS PER SHARE
(IN MILLIONS - EXCEPT PER SHARE DATA))





     Six Months Ended June 30,
       1996



PRIMARY:

average shares outstanding                                                        62.4

Common equivalent shares related to:
                                          Stock options at average market price
                                          (as determined by application of the
                                          treasury stock method)                          0.4
                                                                                        -----
Weighted average shares and common
                                          stock equivalents                              62.8
                                                                                        =====

                                          Net income                                    $45.4
                                                                                        =====
                                          Net income per common share                   $0.72
                                                                                        =====


                                          Six Months Ended June 30,
                                          --------------------------------------
                                                                            1996
                                          --------------------------------------

FULLY DILUTED

Weighted average shares outstanding                                               62.4

Common equivalent shares related to:
                                          Stock options at end of period price
                                          (as determined by application of the
                                          treasury stock method)                          0.4
                                                                                        -----
Weighted average shares and common stock
                                          equivalents                                    62.8
                                                                                        =====

                                          Net income                                    $45.4
                                                                                        =====
                                          Net income per common share                   $0.72
                                                                                        =====
