Form 10-Q
period 1996-09-30
WESTERN NATIONAL CORP
filed 1996-11-13
CIK 913202

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


          /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
                                                Yes    X        No


   Shares of common stock outstanding as of September 30, 1996:  62,441,223

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET
(IN  MILLIONS)






                                                          September 30,    December 31,
                                                               1996            1995
                                                          ---------------  --------------
                                                           (unaudited)       (audited)
                 ASSETS
--------------------------------------------------------
Investments:
  Fixed maturities - actively managed at fair value
    (amortized cost: 1996-$8,487.5; 1995-$7,654.5)        $      8,456.6   $      7,996.7
  Fixed maturities - held to maturity at amortized cost
    (fair value: 1996- $1.9; 1995 - $2.1)                            1.1              1.1
  Equity securities at fair value
    (cost: 1996-$19.5; 1995-$0.8)                                   19.5              0.8
  Mortgage loans                                                   125.2             86.5
  Credit-tenant loans                                              203.4            249.7
  Policy loans                                                      67.7             68.3
  Other invested assets                                             13.9             24.5
  Due from brokers                                                  27.0                -
  Short-term investments                                           138.7            417.6
                                                          ---------------  --------------

      Total invested assets                                      9,053.1          8,845.2

  Accrued investment income                                        149.1            131.7
  Reinsurance receivable                                             1.7              1.8
  Cost of policies purchased                                        76.0             35.8
  Cost of policies produced                                        395.0            228.7
  Deferred income taxes                                             13.3              8.9
  Other assets                                                      23.0             61.4
                                                          ---------------  --------------

      TOTAL ASSETS                                        $      9,711.2   $      9,313.5
                                                          ===============  ==============

   LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------
Liabilities:
  Insurance liabilities                                   $      8,341.9   $      7,915.8
  Notes payable                                                    148.0            147.8
  Investment borrowings and due to brokers                         220.4            257.3
  Deferred income taxes                                             73.0            118.4
  Other liabilities                                                 85.1             88.6
                                                          ---------------  --------------

      TOTAL LIABILITIES                                          8,868.4          8,527.9

Shareholders' Equity:
  Preferred Stock (par value $.001 per share;
    50,000,000 shares authorized; issued and
     outstanding:  1996 - 7,254,464; 1995 - 0)                     125.9                -
  Common stock and additional paid-in capital
    (par value $.001 per share; 500,000,000
     shares authorized; issued and outstanding:
     1996 - 62,441,223; 1995 - 62,348,000)                         348.3            346.8
  Net unrealized appreciation (depreciation)
     of securities, net of applicable deferred
     income taxes: 1996-$(4.8); 1995-$67.5                          (8.6)           125.2
  Retained earnings                                                377.2            313.6
                                                          ---------------  --------------

      TOTAL SHAREHOLDERS' EQUITY                                   842.8            785.6
                                                          ---------------  --------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $      9,711.2   $      9,313.5
                                                          ===============  ==============




   The accompanying notes are an integral part of the financial statements.

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(IN  MILLIONS  -  EXCEPT  PER  SHARE  DATA)
(UNAUDITED)





                                         Quarter Ended                        Nine Months Ended
                                         --------------                       -------------------
                                         September 30,                           September 30,
                                         --------------                       -------------------
                                             1996              1995            1996     1995
                                         --------------  -------------------  -------  -------
REVENUES:
  Net investment income                  $        175.5  $            170.2   $516.5   $493.3
  Equity in earnings of partnership                 4.2                 1.9      7.0      2.5
  Insurance policy and fee income                   4.4                 7.7     13.1     21.7
  Net realized investment gains
    (losses)                                        2.2               (26.1)    (2.7)   (90.9)
                                         --------------  -------------------  -------  -------

      TOTAL REVENUES                              186.3               153.7    533.9    426.6

BENEFITS AND EXPENSES:
  Insurance policy benefits                        26.0                26.4     81.9     83.2
  Change in future policy benefits and
    other liabilities                               2.8                 6.8      0.1      6.2
  Interest expense on annuities and
    financial products                             96.7                91.5    281.2    270.7
  Interest expense on notes payable                 2.7                 2.7      8.0      8.0
  Interest expense on investment and
    short-term borrowings                           2.9                 4.9      7.8      6.4
  Amortization related to operations               10.0                 6.8     30.0     22.2
  Amortization and change in future
    policy benefits related to
    realized gains (losses)                         0.8                (5.5)     0.2    (30.4)
  Other operating costs and expenses                5.2                 5.7     15.8     16.7
                                         --------------  -------------------  -------  -------

TOTAL BENEFITS AND EXPENSES                       147.1               139.3    425.0    383.0

Income before income taxes                         39.2                14.4    108.9     43.6
Income tax expense                                 13.6                 4.9     37.9     15.1
                                         --------------  -------------------  -------  -------

    NET INCOME                           $         25.6  $              9.5   $ 71.0   $ 28.5
                                         ==============  ===================  =======  =======

EARNINGS PER COMMON SHARE
  AND COMMON EQUIVALENT SHARE:
Weighted average shares                            63.9                62.4     63.2     62.4

Net income                               $         0.40  $             0.15   $ 1.12   $ 0.46
                                         ==============  ===================  =======  =======




   The accompanying notes are an integral part of the financial statements.

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
(IN  MILLIONS)
(UNAUDITED)





                                               Nine Months Ended September 30,
                                               ---------------------------------
                                                     1996                         1995
                                               ---------------------------------  --------
Preferred stock:
  Balance, beginning of period                 $                              -   $     -
  Proceeds from stock issue
    (7,254,464 shares)                                                    125.9         -
                                               ---------------------------------  --------
  Balance, end of period                       $                          125.9   $
                                               =================================  ========

Common stock and additional paid-in capital:
  Balance, beginning of period                 $                          346.8   $ 346.3
  Issuance of shares of common stock related
    to restricted stock awards, options and
    benefit plans (1996 - 93,223 shares;
    1995- 45,000 shares)                                                    1.5       0.5
                                               ---------------------------------  --------
  Balance, end of period                       $                          348.3   $ 346.8
                                               =================================  ========

Net unrealized appreciation (depreciation)
  of securities:
  Balance, beginning of period                 $                          125.2   $(322.1)
  Change in unrealized appreciation
    (depreciation)                                                       (133.8)    370.0
                                               ---------------------------------  --------
  Balance, end of period                       $                           (8.6)  $  47.9
                                               =================================  ========

Retained earnings:
  Balance, beginning of period                 $                          313.6   $ 316.3
  Net income                                                               71.0      28.5
  Dividends on common stock                                                (7.4)     (7.6)
                                               ---------------------------------  --------
  Balance, end of period                       $                          377.2   $ 337.2
                                               =================================  ========

Total shareholders' equity                     $                          842.8   $ 731.9
                                               =================================  ========




   The accompanying notes are an integral part of the financial statements.

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(IN  MILLIONS)
(UNAUDITED)





                                             Nine Months Ended September 30,
                                             ---------------------------------
                                                       1996                     1995
                                             ---------------------------------  ----------
Cash flows from operating activities:
  Net income                                 $                           71.0   $    28.5
  Adjustments to reconcile net income to
    net cash provided by operations:
  Amortization and depreciation                                          33.7       (13.1)
  Realized (gains) losses on investments,
    net                                                                  (4.6)       85.6
  Income taxes                                                         (123.5)       30.5
  Increase in insurance liabilities                                       0.9        36.9
  Interest credited to insurance
    liabilities                                                         287.9       270.7
  Fees charged to insurance liabilities                                  (3.3)       (3.4)
  Accrual and amortization of investment
    income                                                              (18.3)       (8.2)
  Deferral of cost of policies produced                                 (90.4)      (39.1)
  Other                                                                 182.8       (11.0)
                                             ---------------------------------  ----------
Net cash provided by operating activities                               336.2       377.4
                                             ---------------------------------  ----------

Cash flows from investing activities:
  Sales of investments                                                2,391.8     2,510.4
  Maturities and redemptions of investments                             346.9       234.3
  Purchases of investments                                           (3,598.8)   (2,906.7)
                                             ---------------------------------  ----------
Net cash provided by (used in) investing
  activities                                                           (860.1)     (162.0)
                                             ---------------------------------  ----------

Cash flows from financing activities:
  Proceeds from preferred stock issuance                                125.9           -
  Deposit to insurance liabilities                                    1,248.5       519.2
  Withdrawals from insurance liabilities                             (1,107.7)     (765.4)
  Dividends on common stock                                              (7.4)       (7.6)
  Due to brokers                                                         85.2        15.6
  Investment borrowings, net                                            (99.5)      101.5
                                             ---------------------------------  ----------
  Net cash provided by (used in) financing
    activities                                                          245.0      (136.7)
                                             ---------------------------------  ----------

  Net increase (decrease) in short-term
    investments                                                        (278.9)       78.7
  Short-term investments - beginning of
    period                                                              417.6        28.0
                                             ---------------------------------  ----------
  Short-term investments - end of period     $                          138.7   $   106.7
                                             =================================  ==========

Supplemental cash flow  disclosure:
  Income taxes (refunded) paid, net          $                          (31.2)  $    15.5
                                             =================================  ==========

  Interest paid on notes payable and
    investment borrowings                    $                           16.6   $    16.6
                                             =================================  ==========




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

1.      SIGNIFICANT  ACCOUNTING  POLICIES

     The unaudited consolidated financial statements as of September 30, 1996, and for the three-month and nine-month periods ended September 30, 1996 and 1995, reflect all adjustments, consisting only of normal recurring items that are necessary in the opinion of management to present fairly the Company's financial position, results of operations and cash flows on a basis consistent with that of the prior audited consolidated financial statements. Intercompany amounts and transactions were eliminated.

2.          ADJUSTMENT  TO  ACTIVELY  MANAGED  FIXED  MATURITIES

     The Company classifies fixed maturity investments into two categories in accordance with SFAS No. 115. The categories are "actively managed", which are carried at estimated fair value, and "held to maturity", which are carried at amortized cost. The adjustment to carry actively managed fixed maturity investments at fair value resulted in the following cumulative adjustments to balance sheet accounts as of September 30, 1996 and December 31, 1995.

ADJUSTMENTS  TO  ACTIVELY  MANAGED  FIXED  MATURITIES
(IN  MILLIONS)





                                          SEPTEMBER 30, 1996                DECEMBER 31, 1995
                                          --------------------              -------------------
                                          EFFECT OF                                              EFFECT OF
                              COST        FAIR VALUE            CARRYING    COST                 FAIR VALUE     CARRYING
                              BASIS       ADJUSTMENTS           VALUE       BASIS                ADJUSTMENTS    VALUE
                              ----------  --------------------  ----------  -------------------  -------------  ----------
INVESTMENTS:
  Actively managed fixed
    maturities                $ 8,487.5   $             (30.9)  $ 8,456.6   $          7,654.5   $      342.2   $ 7,996.7
  Equity securities                19.5                     -        19.5                  0.8              -         0.8
  Other invested assets            13.0                   0.9        13.9                 13.5           11.0        24.5
                              ----------  --------------------  ----------  -------------------  -------------  ----------
                              $ 8,520.0   $             (30.0)  $ 8,490.0   $          7,668.8   $      353.2   $ 8,022.0

OTHER BALANCE SHEET ITEMS:
  Cost of policies purchased  $    72.5   $               3.5   $    76.0   $             75.8   $      (40.0)  $    35.8
  Cost of policies produced       386.0                   9.0       395.0                325.1          (96.4)      228.7
  Insurance liabilities        (8,341.9)                    -    (8,341.9)            (7,879.5)         (36.3)   (7,915.8)
  Other liabilities               (89.2)                  4.1       (85.1)              (100.8)          12.2       (88.6)
  Deferred income taxes           (77.8)                  4.8       (73.0)               (50.9)         (67.5)     (118.4)
                                          --------------------                                   -------------

  Unrealized appreciation
    (depreciation) of
    investments, net                      $              (8.6)                                   $      125.2
                                          ====================                                   =============




3.          CHANGES  IN  COMMON  STOCK  AND  PREFERRED  STOCK

     On September 3, 1996, the Company paid a common stock dividend of $.04 per share. The total amount paid in common stock dividends for the third quarter and the first nine months of 1996 was $2.5 million and $7.4 million, respectively.

     On September 17, 1996, the Company issued 7,254,464 shares of a newly-created class of Series A Participating Convertible Preferred Shares (the "Series A Preferred Stock") to American General Corporation for net cash proceeds of approximately $126 million. The Series A Preferred Stock shares pro rata on a share-for-share basis with the Company's existing common stock in dividends and in liquidation, subject to a $.001 per share liquidation preference. No dividend may be paid on shares of the Company's common stock unless a corresponding dividend is paid on the Series A Preferred Stock. Except as otherwise required by Delaware law, the Series A Preferred Stock has no voting power. The Series A Preferred Stock is not redeemable. The Series A Preferred Stock automatically converts with no further action on the part of the Company or its holder into common stock on a share-for-share basis, upon approval of the Company's common stockholders of the issuance of the common stock. The Company has agreed to submit to its shareholders a proposal providing for such conversion at its 1997 annual meeting of shareholders. The Certificate of Designation also contains anti-dilution provisions relating to conversion. Reference is made to the Company's Report on Form 8-K/A, dated September 17, 1996, for a more detailed description of the Series A Preferred Stock. As a result of this issuance, American General now owns 24,947,500 shares of common stock and 7,254,464 shares of Series A Preferred Stock, which are treated as common stock equivalents. American General's combined ownership of common and Series A Preferred shares represents a 46.2% equity interest in the Company.

     On October 22, 1996, the board of directors declared a cash dividend of $.04 per outstanding share of common stock and Series A Preferred Stock. The dividend is payable December 3, 1996, to shareholders of record at the close of business on November 12, 1996. The total dividend payment will be approximately $2.8 million. During the first nine months of 1996, 2,150 common shares were issued pursuant to the exercise of stock options, 74,000 shares of restricted stock were awarded to certain executive officers, and 17,073 shares of newly-issued common stock were contributed to employee benefit plans.

4.          CHANGES  IN  CALCULATION  AND  PRESENTATION  OF  INVESTMENT SPREAD

     In the first quarter 1996, Western revised the manner in which it reports
investment  spread  on  insurance  liabilities.    Western  began  excluding
first-year bonus interest on certain deferred annuities, which is generally paid in lieu of commissions, from its average crediting rate calculations. The revised method defines investment spread on insurance liabilities as the difference between the average yield on invested assets and the average base liability crediting rate. Bonus interest is capitalized along with other acquisition expenses and amortized over the lifetime of the block of business.
 Western believes that the exclusion of the capitalized bonus interest is more consistent with the presentation of interest expenses and acquisition expenses in its Statement of Operations. This change to Western's investment spread calculations had no effect on the unaudited Consolidated Financial Statements.

     Prior periods have been adjusted to reflect this change. The following table sets forth investment spread on insurance liabilities as revised and as originally reported as of the last day of each of the quarters indicated:






                          Q3/96   Q2/96   Q1/96   Q4/95   Q3/95
                          _____   _____   _____   _____   _____
  Revised                  2.08%   2.07%   1.99%   1.91%   1.98%
  As originally reported  N/A     N/A     N/A      1.85%   1.89%


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

     The following table sets forth Western's average investment spread for each of the quarters indicated:






                             Q3/96   Q2/96   Q1/96   Q4/95   Q3/95
                             _____   _____   _____   _____   _____
  Average investment spread   2.15%   2.09%   1.96%   2.08%   2.12%


     Average investment spread and average investment yield numbers presented in this Report on Form 10-Q exclude prepayment income (loss), income from the Company's investment in Conseco Capital Partners II, L.P., and income from other non-scheduled sources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Western National Corporation (the "Company") is a Delaware corporation organized in October 1993 to serve as the holding company for Western National Life Insurance Company ("Western"), a Texas life insurance company founded in 1944. Western is a leading provider of retirement annuity products, with $9.2 billion of statutory assets at September 30, 1996. Unless the context otherwise requires, references to the "Company" are references to Western National Corporation and its consolidated subsidiaries.

     American General Corporation, a Texas corporation ("AGC"), and its subsidiaries own approximately a 46.2% equity interest in the Company. See
Note 3 to the unaudited Consolidated Financial Statements. References to "American General" are references to AGC and its direct and indirect majority-controlled subsidiaries.

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

     The spread between investment yield and the average base crediting rate on insurance liabilities was approximately 2.08% at September 30, 1996, compared to 2.07% at June 30, 1996, and 1.98% at September 30, 1995. Western's average investment spread on insurance liabilities was 2.15% for the third quarter 1996, compared to 2.09% for the second quarter 1996, and 2.12% for the third quarter 1995. Capitalized bonus interest is excluded from Western's investment spread on insurance liabilities calculations. See Note 4 to the unaudited Consolidated Financial Statements. Western generally expects to maintain a spread within the range of spreads it has achieved in recent quarters. The amount of the investment spread on insurance liabilities varies over time as a result of market factors, competitive influences, and investment yields.

     Operating earnings (excluding realized investment gains (losses) net of applicable adjustments to amortization, expenses and taxes) for the quarter were $24.7 million, or $.39 per share, up from $22.8 million, or $.37 per share, in the third quarter 1995. For the nine months ended September 30, 1996, operating income was $72.9 million, or $1.15 per share, compared to $67.5 million, or $1.08 per share, in the first nine months of 1995. Because the decision to realize investment gains or losses lies to a great degree in management's discretion, and may reflect tax or other considerations unrelated to core earning power, management believes that operating earnings are the best indication of earnings capacity for financial services organizations such as Western.

     The following table sets forth operating and net income for the periods indicated (in millions):





                                     QUARTER ENDED                        NINE MONTHS ENDED
                                     --------------                       -------------------
                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                     --------------                       -------------------
                                               1996                1995     1996     1995
                                     --------------  -------------------  -------  -------

Operating Income:
-----------------------------------
Operating revenues                   $        184.1  $            179.8   $536.6   $517.5
Benefits and expenses                         146.3               144.8    424.8    413.4
                                     --------------  -------------------  -------  -------

Pre-tax operating income                       37.8                35.0    111.8    104.1
Income tax expense from operations             13.1                12.2     38.9     36.6
                                     --------------  -------------------  -------  -------

Net operating income                           24.7                22.8     72.9     67.5

Realized investment gains (losses)
  net of amortization, expenses
  and taxes                                     0.9               (13.3)    (1.9)   (39.0)
                                     --------------  -------------------  -------  -------

Net income                           $         25.6  $              9.5   $ 71.0   $ 28.5
                                     ==============  ===================  =======  =======





     Net investment income. Net investment income, including the Company's equity in earnings of a partnership, for the third quarter 1996 increased 4% to $179.7 million from $172.1 million in the third quarter 1995, and year-to-date increased 6% to $523.5 million from $495.8 million for the year-earlier period. This category of earnings, net of interest expense on short-term investment borrowings, was $176.8 million for the third quarter 1996 compared to $167.2 million for the third quarter 1995. Year-to-date net investment income, excluding interest expense on short-term investment borrowings, was $515.7 million, compared to $489.4 million for the year-earlier period. The increases in net investment income for the quarter and the nine-month period are partially attributable to an increase in the amount of invested assets, lower portfolio management expenses, and an increase in income resulting from prepayment revenues, which is included in this category of earnings. Prepayment revenues resulted in $3.7 million of income year-to-date, compared to prepayment losses of $1.1 million in the year-earlier period. Income resulting from prepayment revenues for third quarter 1996 was slightly higher than it was for third quarter 1995. The amount of prepayment revenues received by Western varies significantly from period to period based on both the composition of the portfolio and the level of and direction of changes in market interest rates. Generally, prepayment revenues will increase as market interest rates decline and decrease as market interest rates rise.

     Western's equity share of net income in the Conseco Capital Partners II, L.P. investment ("CCPII") for the third quarter and for the first nine months of 1996 was $4.2 million and $7.0 million, respectively. Income resulting from CCPII was $1.9 million for the third quarter 1995, and $2.5 million for the nine months ending September 30, 1995. CCPII was dissolved during the third quarter 1996. The Company plans to invest in certain equity and equity-like investments that are intended to replace the investment income previously generated by CCPII. However, the Company anticipates that total equity and equity-like investments will not exceed more than approximately 1% of total invested assets. The Company would note that equity investments are likely to result in a higher degree of volatility in reported earnings than is typically the case with fixed income investments, and present a greater risk of loss, as they reflect claims on an issuers capital structure junior to that of most fixed-income investments.

     Net investment income also increased from earlier quarters because Western was more fully invested during the third quarter 1996. Western has begun to pre-invest in anticipation of future net cash flows, as such net cash flows from operations have increased. The percentage of cash flow that is pre-invested by Western is based on market conditions and varies from time to time. During the third quarter, the average daily amount outstanding reflecting such advance investments was approximately $93.0 million. The Company earns a positive spread on such advance investments so long as short-term rates are lower than the rates earned in such investments. The amount of cash flow that is pre-invested is not anticipated to exceed approximately 2% of invested assets.

     The average portfolio yield (calculated based on amortized cost) was approximately 8.26% in the third quarter 1996, compared to 8.36% in the third quarter 1995. See Note 4 to the unaudited Consolidated Financial Statements. The average amount of net investable assets (calculated based on amortized cost) for the third quarter 1996 increased from the year-earlier period by approximately $580 million to approximately $8.8 billion.

     Net realized investment gains (losses). Net of related adjustments to amortization, reserves, related expenses, and taxes, the Company had net realized investment gains of $0.9 million in the third quarter 1996 and net realized investment losses of $1.9 million year-to-date, compared to losses of $13.3 million and $39.0 million in the corresponding periods of 1995. The amount of investment gains or losses fluctuates depending on general market conditions and interest rates as well as the level of activity in the portfolio. Western follows an active strategy in the management of its portfolio, in which decisions to buy, sell, or hold securities are dictated principally by relative value analysis, or other portfolio management considerations, rather than the gain or loss to be realized on any given trade. Western will generally report realized investment gains in periods during which the market value of the portfolio exceeds amortized cost and realized investment losses in periods in which market value is less than amortized cost. Although Western's overall portfolio value exceeded amortized cost during most of 1995, management elected to incur substantial realized losses in 1995 in order to enhance portfolio yield and to utilize certain capital loss tax carrybacks that would otherwise have expired at the end of 1995.

     Amortization and changes in future policy benefits related to realized investment gains (losses). As described in Note 1 to the Consolidated Financial Statements of the Company's 1995 Annual Report on Form 10-K, the realization of investment gains and losses affects the timing of amortization of the cost of policies purchased and the cost of policies produced. As a result of the net realized investment gains and losses from sales of fixed maturities, amortization of the cost of policies produced was increased by $0.8 million in the third quarter 1996 and by $0.2 million year-to-date, compared to decreases of $5.5 million and $30.4 million in the third quarter and first nine months of 1995, respectively.

     Insurance policy and fee income. Insurance policy and fee income was $4.4 million and $7.7 million in the third quarters of 1996 and 1995, respectively. The year-to-date level for 1996 was $13.1 million, which was an $8.6 million decrease from the year-earlier period. This income relates primarily to premiums from products with mortality and morbidity features, such as traditional life insurance and certain single premium immediate annuities (SPIAs). It also includes surrender charge income, primarily from deferred annuities, and fee income from direct sales operations. The decrease in this area of income is primarily attributable to a decrease in the number of policies written by Western with mortality and morbidity features, reflecting the Company's decision to pursue the structured settlement SPIA market through its joint venture with American General Life Insurance Company,
rather  than  directly.    See  Sales-Specialty,  below.

     Insurance policy benefits and other liabilities. Total third quarter insurance policy benefits (including changes in future policy benefits), which relate solely to policies with mortality and morbidity features, decreased by $4.4 million from the year-earlier quarter. Insurance policy benefits for the first nine months of 1996 decreased by $7.4 million from the year-earlier period. These decreases are primarily attributable to the implementation of the structured settlement SPIA joint venture with American General Life Insurance Company. Third quarter 1996 also reflected unfavorable mortality experience of $0.5 million on life contingent SPIA contracts, compared to an unfavorable mortality experience of $1.3 million for the corresponding 1995 quarter. The first nine months of 1996 and 1995 reflected favorable mortality experience of $2.7 million and $1.9 million, respectively, on life contingent SPIA contracts. Mortality experience varies from period to period due to variances between actual mortality and expected mortality within the periods. Such variances may be favorable or unfavorable.

     Interest expense on annuities and financial products. Interest expense on annuities and financial products increased by $5.2 million in the third quarter 1996 and by $10.5 million year-to-date compared to the corresponding
year-earlier  periods.    The  increase  in  interest  expense  is  primarily
attributable to an increase in reserves to $8.3 billion at September 30, 1996, from $7.8 billion at September 30, 1995. The average rate credited on all insurance liabilities decreased to approximately 6.2% at September 30, 1996, from 6.3% a year earlier. Average crediting rates on annuities may increase if market interest rates rise, or as lower cost policies lapse, are repriced, or are replaced with policies having higher crediting rates. Conversely, if market interest rates generally decrease, the average crediting rate will generally tend to decrease as well.

     Amortization related to operations. Scheduled amortization, which excludes the effects of realized gains and losses, of the cost of policies produced and the cost of policies purchased increased by $3.2 million in the third quarter 1996 and by $7.8 million year-to-date compared to the corresponding year-earlier periods. The increases in scheduled amortization are the result of increases in the amount of in-force business and changes in assumptions made in the fourth quarter 1995 concerning crediting rates on policyholder balances and expected lapses of certain out-of-surrender-charge blocks of business. Asset balances and scheduled amortization of the cost of policies produced and the cost of policies purchased are reviewed annually for products governed by SFAS 97 and may be reviewed more frequently if circumstances dictate. This accounting standard requires that the asset balances and future amortization be unlocked; i.e., re-computed based on actual past experience and updated expectations of future experience. This unlocking may result in both one-time adjustments related to prior amortization as well as adjustments related to ongoing amortization rates. No unlocking adjustments were made in the first nine months of 1996, compared to an unlocking adjustment of $1.6 million in the corresponding 1995 period.

     Other operating costs and expenses. Other operating costs and expenses were $5.2 million for the third quarter 1996, which was a $0.5 million decrease from the year-earlier quarter. Year-to-date other operating costs
and  expenses  were    $15.8  million,  compared  to  $16.7  million  in  the
year-earlier period. Other operating costs and expenses for the third quarter 1996 and year-to-date included a guaranty fund expense of $0.5 million and $1.0 million, respectively, compared to a guaranty fund expense of $0.7 million and $3.2 million for the third quarter and for the first nine months of 1995, respectively. Excluding guaranty fund expenses, this category of expenses decreased by $0.3 million in the third quarter 1996 compared to the corresponding 1995 quarter, and increased by $1.3 million year-to-date compared to the corresponding period.

     Western may be required under the solvency or guaranty laws of most states in which it does business to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. At September 30, 1996, Western had a reserve for guaranty fund assessments of $28.8 million, which it believes is adequate for all known insolvencies.

     Interest expense on investment and short-term borrowings and notes payable. Interest expense of $5.6 million for the third quarter 1996 was down from $7.6 million in the year-earlier quarter. Third quarter 1996 interest expense consists of $2.9 million in interest expense on investment and short-term borrowings and $2.7 million in interest expense relating to the Senior Notes. Interest expense for the first nine months of 1996 was $15.8 million, compared to $14.4 million in the corresponding period. Year-to-date interest expense consists of $7.8 million in interest expense on investment and short-term borrowings and $8.0 million in interest expense relating to the Senior Notes. The amount of investment interest expense will vary substantially from time to time based on the level of market interest rates and the volume of investment borrowings.
     Income taxes. Third quarter income taxes increased to $13.6 million from $4.9 million in the year-earlier quarter, and year-to-date income tax increased to $37.9 million from $15.1 million for the year-earlier period. These increases resulted primarily from higher levels of net income due to the termination at the end of 1995 of the Company's realized loss/tax recovery
program.    See  "Net  realized  investment  gains  (losses)",  above.

     The components of income tax included in the consolidated balance sheet are as follows (in millions):





                                            SEPTEMBER 30,    DECEMBER 31,
                                            ---------------  -------------
                                                      1996            1995
                                            ---------------  -------------
Deferred income tax liabilities:
  Western's operations                      $         77.8   $        50.9
  Unrealized appreciation (depreciation)              (4.8)           67.5
                                            ---------------  -------------
Deferred income tax liabilities             $         73.0   $       118.4
                                            ===============  =============

Deferred income tax assets:
  Company net operating loss carryforward   $         13.3   $         8.9
                                            ---------------  -------------
Deferred income tax assets                  $         13.3   $         8.9
                                            ===============  =============


     The deferred income tax liability of $73.0 million at September 30, 1996, was primarily the result of the temporary differences between tax and financial bases of the cost of policies produced, the cost of policies purchased, insurance liabilities, guaranty fund liabilities, and certain types of investments. The temporary differences between tax and financial bases related to net unrealized depreciation of actively-managed fixed maturities, which are carried at market value in accordance with the requirements of SFAS 115, reduced the tax liability by $4.8 million.

     The deferred income tax asset of $13.3 million at September 30, 1996, was attributable to net operating losses incurred by the Company that could not be utilized by Western since each files separate federal income tax returns. Management believes that it is more likely than not that the deferred tax asset of $13.3 million will be realized against future years' taxable income generated at the holding company level during the carryforward period.

     Net income. Third quarter 1996 net income was $25.6 million, or $.40 per share, up from $9.5 million, or $.15 per share, for the prior year's third quarter. Year-to-date net income was $71.0 million, or $1.12 per share, up from $28.5 million, or $.46 per share, for the year-earlier period. The increases in net income for the third quarter 1996 and year-to-date were primarily the result of the termination at the end of 1995 of the Company's realized loss/tax recovery program and increases in operating revenues.

INVESTMENTS

     At September 30, 1996, Western had invested assets of approximately $9.1 billion after giving effect to a mark-to-market adjustment under SFAS No. 115 of $30.0 million. See Note 2 to the unaudited Consolidated Financial Statements. Western's invested assets consist principally of actively managed fixed-income securities, as well as small volumes of credit-tenant loans on commercial property, short-term investments, and other investments.

     The following table shows Western's investment performance for the nine months ended September 30, 1996, and September 30, 1995 (in millions and before giving effect to SFAS No. 115 adjustment).





                                                         1996       1995
                                                     ---------  ---------
  Weighted average book value of invested assets(1)  $8,750.8   $8,170.5
  Net investment income(2)(3)                           515.7      489.4
  Yield on average invested assets                        8.3%       8.4%

_______________
(1)      Net  of  short-term investment borrowings and amounts due to brokers.
(2)      Net  of  interest  expense  on  short-term  investment  borrowings.
(3)      Includes  equity  in  earnings  of  partnership.




     Although market interest rates increased generally in the first nine months of 1996 from the levels prevailing in late 1995, changes in market rates affect the portfolio yield only slowly due to the relatively small volume of new investments in any one period in relation to the size of the overall portfolio. In addition, because the portfolio includes a mix of securities with yields both above and below the average portfolio yield (as well as both above and below current market interest rates), changes in portfolio yield will not necessarily parallel changes in market interest rates, except over longer periods of time. Securities that are sold or otherwise redeemed, or that are partially prepaid, may be yielding rates above or below the portfolio yield or current market interest rates. As part of Western's realized loss/tax recovery program in 1995, a majority of the portfolio sales transactions were concentrated in lower yielding issues; therefore, average portfolio yield remained relatively unchanged in 1995 despite the general decrease in market interest rates during that year.

     The following table sets forth the composition of the Company's fixed maturity portfolio as of the dates indicated:






FIXED MATURITIES BY TYPE                           SEPTEMBER 30,              DECEMBER 31,
(IN MILLIONS, BASED ON CARRYING VALUE)                 1996                        1995
-------------------------------------------------  -------------------------  --------------
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies        $                    21.2  $         60.0
Obligations of states and political subdivisions                       223.0           173.9
Public utility securities                                            1,259.4         1,376.0
Other corporate securities                                           4,637.6         4,033.0
Mortgage-backed securities                                           2,316.5         2,354.9
                                                   -------------------------  --------------

      Total                                        $                 8,457.7  $      7,997.8
                                                   =========================  ==============




     The following table sets forth the quality of Western's fixed maturities (which do not include short-term investments) as of September 30, 1996, classified in accordance with the highest rating by a nationally recognized statistical rating organization or, as to fixed maturities not commercially rated, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC"):







FIXED MATURITIES BY   GAAP       GAAP                               FAIR VALUE
                                                                    -----------
QUALITY RATING AT     CARRYING   AMORTIZED   FAIR      AS % OF      AS % OF      AS % OF
SEPTEMBER 30, 1996    VALUE      COST        VALUE     FIXED        INVESTED     AMORT.
                      ---------  ----------  --------
                                                       MATURITIES   ASSETS       COST
                                                       -----------  -----------  --------
(IN MILLIONS)

  AAA                 $ 2,544.7  $  2,563.0  $2,544.7        30.1%        27.8%     99.3%
  AA                      777.4       794.1     777.4         9.2          8.5      97.9
  A                     2,402.7     2,401.4   2,402.7        28.4         26.3     100.1
  BBB+                    747.0       741.4     747.0         8.8          8.2     100.8
  BBB                     956.1       957.1     956.1        11.3         10.5      99.9
  BBB-                    541.8       545.5     541.8         6.4          5.9      99.3
                      ---------  ----------  --------  -----------  -----------  --------

   Total
    investment
    grade               7,969.7     8,002.5   7,969.7        94.2         87.2      99.6

  BB+                     115.3       116.8     115.3         1.4          1.3      98.7
  BB                       80.1        78.8      80.1         0.9          0.9     101.7
  BB-                     160.8       159.8     160.8         1.9          1.7     100.7
  B+ and below            131.8       130.7     132.6         1.6          1.4     101.5
                      ---------  ----------  --------  -----------  -----------  --------

    Total below
     investment
     grade                488.0       486.1     488.8         5.8          5.3     100.6

     Total fixed
      maturities      $ 8,457.7  $  8,488.6  $8,458.5       100.0%        92.5%     99.7%
                      =========  ==========  ========  ===========  ===========  ========



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

     Investments in fixed maturity securities that are rated below investment grade as determined by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the NAIC) were 5.3% of total invested assets and 5.8% of total fixed maturity investments at September 30, 1996. Western intends to maintain approximately the present percentage of its portfolio invested in fixed maturity securities that are rated below investment grade, although such percentages may vary by several percentage points from time to time.

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

     None of Western's fixed maturity investments were in substantive default (i.e., in default due to nonpayment of interest or principal) as of September 30, 1996, compared to $6.8 million in substantive default as of September 30, 1995. Western recorded no writedowns of fixed maturity investments during the first nine months of 1996 or 1995.

     At September 30, 1996, Western's actively managed fixed maturity portfolio had net unrealized losses of $30.9 million. The net loss, which consisted of $131.6 million of unrealized gains and $162.5 million of unrealized losses, compares with net unrealized gains of $342.2 million at December 31, 1995. Estimated fair values for actively-managed fixed maturity investments are primarily based on estimates from nationally recognized pricing services and broker-dealer market makers. The amounts of unrealized gains and losses fluctuate due to both credit factors and changes in market interest rates. The market value of fixed income securities generally decreased during the first nine months of 1996, as a result of a rise in market interest rates.

     Fixed maturity investments at September 30, 1996, consisted primarily of debt securities of the U.S. government, public utilities and other corporations, and mortgage-backed securities. Investments in mortgage-backed securities include collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.

     At September 30, 1996, Western held mortgage loans with a carrying value of $125.2 million (or 1.4% of total invested assets), up from $82.6 million at September 30, 1995. This increase reflects Western's reclassification during the second quarter 1996 of $43.5 million of investments from the credit-tenant loan category to the mortgage loan category. These reclassified investments represent credit-tenant loans on which the commercial credit rating of the tenant, Kmart Corp., was downgraded to below investment grade status by several national statistical rating services.

     None of Western's mortgage loans were 90 or more days past due at September 30, 1996. Western recorded no writedowns for credit impairment in the mortgage portfolio during the first nine months of 1996.

     The Company occasionally uses derivative financial instruments, consisting primarily of interest rate swaps, to alter interest rate exposure arising from mismatches between assets and liabilities. Under the terms of the interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the differences between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The Company pays the floating rate and receives the fixed rate under the contracts, with the net amount paid or received being charged or credited to net investment income. At September 30, 1996, the Company had outstanding interest rate swap agreements with notional contract amounts totaling $330.0 million. The agreements expire at various dates through 1999. Under the agreements the Company principally received fixed rates averaging 7.3% and paid floating rates, primarily based on LIBOR, averaging 5.7% during the first nine months of 1996. The swaps, which are marked to market in accordance with SFAS 115, resulted in a $4.1 million decrease in other liabilities at September 30, 1996.

     For a discussion regarding the effects of changing interest rates on the Company's investments, see the Company's 1995 Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Changing Interest Rates on Investments".

SALES

     Total premiums collected in the third quarter 1996 were $448.7 million, up 111% from the corresponding 1995 quarter, and year-to-date premiums collected were $1.2 billion, up 131% from the corresponding 1995 period. Western utilizes four marketing distribution channels -Financial Institutions, Personal Producing General Agents (PPGAs), Direct Marketing, and Specialty. Additionally, Western markets a variable annuity product through its financial institution, PPGA and direct marketing channels.

     The following table sets forth premium generated by distribution channel (in millions):





                                                     Quarter Ended                 Nine Months Ended
                                                     -------------                 ------------------
                                                     September 30,                 September 30,
                                                     -------------                 ------------------
                                                     1996                 1995       1996       1995
                                                     ------               ------   -------    -------
PREMIUMS AND DEPOSITS COLLECTED:
Financial institutions
  Proprietary                                        $            294.9   $ 13.8   $  588.0   $ 13.8
  Retail                                                           86.2    133.5      361.6    320.5
                                                     -------------------  -------  ---------  -------
Total                                                             381.1    147.3      949.6    334.3

Personal producing general agents                                  40.5     44.9      110.9    120.9
Specialty sales                                                    25.3     19.7       94.1     44.1
Direct marketing                                                    2.1      0.6        4.4      2.9
                                                     -------------------  -------  ---------  -------
Total premiums and deposits
  collected                                                       449.0    212.5    1,159.0    502.2
Reinsurance ceded                                                  (0.3)    (0.1)      (1.0)    (0.7)
                                                     -------------------  -------  ---------  -------
Net Premiums and Deposits
  Collected (1)                                      $            448.7   $212.4   $1,158.0   $501.5
                                                     ===================  =======  =========  =======

SALES PRODUCTION DATA:
Western National Life                                $            448.7   $212.4   $1,158.0   $501.5
Independent Advantage Financial and
  Insurance Services, Inc. (2)                                      8.8     10.9       24.7     34.6
                                                     -------------------  -------  ---------  -------

Total Sales Production                               $            457.5   $223.3   $1,182.7   $536.1
                                                     ===================  =======  =========  =======



(1)          Effective  January 1, 1996, the Company revised the way it reports Premiums and Deposits
Collected.    Previously,  internal  exchanges  were  included  in  Premiums and Deposits Collected.
Beginning  January  1,  1996, internal exchanges are not included in Premiums and Deposits Collected, and  prior  periods  have been adjusted to reflect this method of reporting.  An internal exchange is the  rollover of an existing policyholder's deposit to a revised contract with a new surrender charge period,  on which there is generally reduced or no commission expense.  Western had $75.5 million and
$15.7  million of internal exchanges in the third quarters of 1996 and 1995, respectively, and $162.0 million  and  $33.6  million  of  internal  exchanges  for  the  first  nine months of 1996 and 1995, respectively.
(2)          Represents  fixed  and  variable  annuity and life insurance sales of nonaffiliated life insurance  company products by Independent Advantage Financial and Insurance Services, Inc., a direct marketing  subsidiary  of  the  Company.




     FINANCIAL INSTITUTIONS. Sales through financial institutions accounted for more than three-fourths of Western's overall sales in both the third quarter and year-to-date 1996 results. Third quarter sales in this area were up 159% to $381.1 million, compared to $147.3 million for the third quarter 1995. Financial institution sales for the first nine months of 1996 were $949.6 million, compared to $334.3 million for the year-earlier period. Financial institution sales are expected to continue to constitute a very large percentage of Western's total sales in future periods, especially in light of Western's proprietary annuity relationships. Such relationships are more fully described below.

     Western's third quarter 1996 sales in the financial institution market reflected high levels of production from relatively few large bank distribution relationships. The largest five relationships accounted for 80% of financial institution sales in the third quarter 1996, compared to 38% of sales for full-year 1995. This increased concentration may make Western's sales levels more vulnerable to the loss of any single major relationship. Each of the largest five relationships accounted for the following percentage of sales in the third quarter 1996: First Union 56%, Home Savings 9%, Shawmut 7%, First of America 5%, and Firstar Bank 3%. First Union began marketing Western non-proprietary fixed annuity products in mid-1995. In March 1996, Western and First Union launched a proprietary fixed annuity program. The Western/First Union proprietary annuity program resulted in sales of $212.1 million for the third quarter 1996. Western's management believes that its relationship with First Union has the potential for substantial continued production in future periods.

     Of the $381.1 million in total financial institution sales for the third quarter 1996, 77% were proprietary sales and 23% were retail sales. The $949.6 million of financial institution sales year-to-date consisted of 62% proprietary sales and 38% retail sales.

     Proprietary  Sales.    In 1995, Western initiated its first proprietary
fixed annuity distribution arrangement in the financial institution market. In these proprietary arrangements, Western and the distributing financial institution jointly develop a product to be offered solely through that institution, and jointly establish product specifications and target spreads. This process requires a mutual agreement regarding policy benefits, sales compensation and profitability. In most cases, the distributing financial institution, subject to investment guidelines established and monitored by Western, manages Western's general account assets resulting from annuity sales of its proprietary product and receives an investment management fee. Western is solely responsible for policy administration and insurance regulatory compliance, and Western retains the right to establish interest crediting rates. Western believes that it was the first insurance company to develop a proprietary fixed annuity program that provides for the selling financial institution to also manage the resulting assets, and expects this program to provide it with a competitive advantage in the financial institution marketplace.

     At year-end 1995, Western had established, or had agreements to establish, proprietary fixed annuity programs at several financial institutions, the largest of which was First Union. The first proprietary program commenced sales in the third quarter 1995, and a second proprietary program commenced in the fourth quarter 1995. The remaining proprietary programs entered into in 1995 were all at varying stages of production as of September 30, 1996. During the first nine months of 1996, Western announced and launched two new proprietary programs. Proprietary annuity sales for the third quarter and the first nine months of 1996 were $294.9 million and $588.0 million, respectively, compared with $13.8 million for the third quarter and first nine months of 1995.

     Retail  Sales.    Third  quarter  1996  retail sales, which include all
non-proprietary sales through financial institutions, were down 35% to $86.2 million, compared to $133.5 million for the third quarter 1995. Retail sales for the first nine months of 1996 were $361.6 million, up 13% from retail sales of $320.5 million for the year-earlier period. The decrease in this distribution channel for the third quarter 1996 reflects Western's increased focus on its proprietary annuity programs.

     PERSONAL PRODUCING GENERAL AGENTS. Third quarter sales through PPGAs decreased to $40.5 million from $44.9 million in the third quarter 1995. For the first nine months of 1996, PPGA sales were $110.9 million, compared to $120.9 million in 1995. The decreases in this channel were primarily the result of increased competition from equity-oriented products in this market, reflecting the continued strength of the domestic equity markets.

     DIRECT MARKETING. Western's conservation unit, which is part of its direct sales operations, effected $75.5 million of internal exchanges in the third quarter 1996, compared to $15.7 million in the third quarter 1995. Internal exchanges for the first nine months of 1996 and 1995 totaled $162.0 million and $33.6 million, respectively. Sales of Western products through the Company's direct marketing channel were $2.1 million for the third quarter 1996, compared to $0.6 million for the third quarter 1995. Such sales were $4.4 million and $2.9 million for the first nine months of 1996 and 1995, respectively. In the third quarter and first nine months of 1996, the Company's direct marketing subsidiary sold $8.8 million and $24.7 million, respectively, of annuity and life products of nonaffiliated life insurance companies, compared to $10.9 million and $34.6 million for the corresponding periods in 1995.

     SPECIALTY.    Third  quarter  specialty  sales,  which  include  SPIAs,
supplemental contracts, and life insurance, increased 28% to $25.3 million, compared to $19.7 million for the third quarter 1995. Year-to-date specialty sales increased 113% to $94.1 million, compared to $44.1 million for the year-earlier period. The increase is primarily due to $59.8 million in structured settlement sales resulting from a modified coinsurance agreement entered into with American General Life Insurance Company in late 1995. The agreement provides for the parties to jointly market SPIA policies in the structured settlement market and for such policies to be administered by Western. Under the agreement, American General Life Insurance Company issues the policies, and 50% of each risk is reinsured to Western (which portion is reported by Western as specialty sales).

     VARIABLE ANNUITIES. In the third quarter and first nine months of 1996, premiums collected from sales of Western's variable annuity product were $1.3 million and $4.1 million, respectively. Western did not have a variable annuity product in the corresponding 1995 periods. Western is currently concentrating on developing distribution channels for this product, and the level of future sales will be dependent on the outcome of these efforts.

PREMIUM  AND  DEPOSIT  DATA

     Effective January 1, 1996, the Company began excluding internal exchanges from its deposit and withdrawal data. Data reported for prior periods has been adjusted to reflect this change. Western had $75.5 million and $162.0 million of internal exchanges for the third quarter and first nine months of 1996, respectively, compared to $15.7 million and $33.6 million in the corresponding 1995 periods.

     The following table indicates sales by product line for the periods indicated:


                           PREMIUM AND DEPOSIT DATA
                                (IN MILLIONS)





                                                 Quarter Ended                 Nine Months Ended
                                                 -------------                 -------------------
                                                 September 30,                 September 30,
                                                 -------------                 -------------------
                                                          1996        1995      1996       1995
                                                 -------------       -------   -------   ---------
FIRST-YEAR PREMIUMS AND DEPOSITS
  Single premium deferred
    annuities                                    $            408.2   $171.3   $1,012.6   $387.0
  Flexible premium deferred
    annuities                                                   2.2      7.6        8.6     21.3
  Single premium immediate
    annuities                                                  24.2     18.7       90.7     41.1
                                                 -------------------  -------  ---------  -------
      Total first-year                                        434.6    197.6    1,111.9    449.4
                                                 -------------------  -------  ---------  -------
RENEWAL PREMIUMS AND DEPOSITS
  Flexible premium deferred
    annuities                                                  12.1     14.0       42.5     49.7
  Life and other                                                2.3      1.0        7.1      3.2
                                                 -------------------  -------  ---------  -------
     Total renewal                                             14.4     15.0       49.6     52.9
                                                 -------------------  -------  ---------  -------
NET PREMIUMS AND DEPOSITS
  COLLECTED
  Total premiums and deposits
    collected                                                 449.0    212.6    1,161.5    502.3
  Reinsurance ceded                                            (0.3)    (0.1)      (1.1)    (0.7)
                                                 -------------------  -------  ---------  -------
NET PREMIUMS AND DEPOSITS
  COLLECTED                                      $            448.7   $212.5   $1,160.4   $501.6
                                                 ===================  =======  =========  =======




     The table below sets forth the change in contract values of annuities in force (net of reinsurance), excluding annuities and supplemental contracts with life contingencies, for the periods indicated (in millions):





                                IMMEDIATE
                                ANNUITIES
                     DEFERRED   WITHOUT LIFE
                     ANNUITIES  CONTINGENCIES    TOTAL
                     ---------  ---------------  -------

December 31, 1994    $ 5,984.2  $        407.7   $6,391.9
  Deposits               458.3            27.6      485.9
  Distributions         (675.5)          (50.8)    (726.3)
  Credited interest      247.2            25.0      272.2
                     ---------  --------------   --------
September 30, 1995   $ 6,014.2  $        409.5   $6,423.7

December 31, 1995    $ 6,121.0  $        412.7   $6,533.7
  Deposits             1,066.7            22.6    1,089.3
  Distributions         (884.0)          (60.9)    (944.9)
  Credited interest      261.3            25.0      286.3
                     ---------  --------------   --------
September 30, 1996   $ 6,565.0  $        399.4   $6,964.4
                     =========  ==============   ========


     Distributions (withdrawals, deaths and annuitizations) in the first nine months of 1996 increased from the previous year's period primarily due to an increase in the amount of annuity deposits surrenderable without penalty. As a percentage of average deferred annuity liabilities, the year-to-date average annualized distribution rate for the first nine months of 1996 was 18.1%, compared to 14.7% for the first nine months of 1995. Year-to-date withdrawals were somewhat higher than anticipated. Withdrawals tend to be sensitive to changes in market interest rates and alternative investment opportunities, and they will fluctuate from period to period.

     The Company believes that the increased withdrawal activity in 1996 reflects the fact that substantial blocks of annuities issued in 1991 have exited surrender charge protection in 1996. Because Western's sales levels in late 1991 and continuing through 1992 and 1993 declined substantially from those prevailing in 1990 and the first half of 1991, the Company anticipates that withdrawal rates will moderate somewhat over the next several quarters, provided interest rates do not increase substantially. Total third quarter 1996 withdrawals were $249 million, compared with $296 million in second quarter 1996 and $232 million in first quarter 1996.

REINSURANCE

     In conformity with industry practice, Western reinsures a portion of the business it sells. Under such reinsurance arrangements, the original insurer remains liable under the reinsured policies in the event the reinsurer is unable to fulfill its obligations. Premiums ceded were not material in the quarters ended September 30, 1996, and 1995.

     Western is a party to a modified coinsurance agreement with American General Life Insurance Company. Under the agreement, American General Life Insurance Company issues the policies, and 50% of each risk is reinsured to Western. See -Sales -Speciality, above. Additionally, Western is a party to a stand-by coinsurance agreement with an unaffiliated insurer under which the insurer has agreed to provide coinsurance for selected Western policies upon the occurrence of certain contingencies.

FINANCIAL  CONDITION

  Liquidity  for  Insurance  Operations

     Western's business generally provides adequate cash flow from premium collections and investment income to meet its obligations. To date in 1996, net cash flow from operations, premium collections plus investment income less benefits and expenses, was $440 million, including $241 million in the third quarter. The liabilities related to insurance policies are primarily long term and generally are paid from operating cash flows. Most assets are invested in bonds and other securities, most of which are readily marketable. Although there is no present need or intent to dispose of such investments to meet liquidity needs, Western could liquidate portions of these investments if the need arose. To increase its return on investments and improve liquidity, Western may from time to time enter into reverse repurchase agreements, dollar roll transactions (which are specialized forms of collateralized lending involving mortgage-backed securities) or other short-term borrowings.

     Of Western's total insurance liabilities at September 30, 1996, 19% could not be surrendered, 47% could be surrendered only by incurring a surrender charge, and 34% could be surrendered without penalty. The extent of increases and decreases in the percentage of interest-sensitive reserves subject to withdrawal without penalty will depend on the level of new sales, as well as on the level of policyholder withdrawals. In general, policy liabilities not subject to a surrender charge are more likely to be withdrawn by policyholders than are those that remain subject to such charges. Of those liabilities subject to surrender charge, the average remaining surrender charge period was approximately 3.1 years and the surrender charge averaged approximately 4.5% of accumulated policy value at September 30, 1996.

     Payment characteristics of insurance liabilities at September 30, 1996, were as follows (in millions):






Payments under contracts containing fixed payment dates:
  Due in one year or less                                       $  164.5
  Due after one year through five years                            652.1
  Due after five years through ten years                           738.0
  Due after ten years                                            3,550.5
                                                                --------
    Total gross payments with payment dates fixed by contract    5,105.1
Less amounts representing future interest on such contracts      3,474.0
                                                                --------
Insurance liabilities with payment dates fixed by contract       1,631.1
Insurance liabilities with payment dates not fixed by contract   6,710.8
                                                                --------
    Total insurance liabilities                                 $8,341.9
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

     Approximately 20% of insurance liabilities were subject to interest rates, ranging from 3% to 11%, fixed for the life of the contract. Approximately 98% of the deferred annuity liabilities were subject to interest rates that may be reset, subject to minimum guaranteed rates, at least annually.

     Western believes that it has adequate short-term investments and readily marketable securities to cover the payments under contracts containing fixed payment dates, plus any likely cash needs for surrenders. At September 30, 1996, Western had fixed maturities and short-term investments, net of investment borrowings and amounts due to brokers, with a total market value of more than $8.4 billion, or 93% of invested assets. Western believes that most of these investments could be readily sold or used to facilitate borrowings under dollar roll and reverse repurchase agreements.

     The Texas Department of Insurance, the NAIC and several other states evaluate the sufficiency of an insurer's capital by computing a risk-adjusted capital level which takes into consideration risks associated with the assets and insurance products of the insurer. Using the NAIC computations, Western's total adjusted capital was more than twice the company action risk-based capital level as calculated at September 30, 1996, under the guidelines.

  Holding  Company  Liquidity  and  Capital

     At September 30, 1996, shareholders' equity, as adjusted for SFAS No. 115, was $842.8 million, or $12.09 per share, compared to $785.6 million, or $12.61 per share as of December 31, 1995. Shareholders' equity at September 30, 1996, reflects the issuance on September 17, 1996, of 7,254,464 shares of Series A Participating Convertible Preferred Stock (the "Series A Preferred Stock") to American General, which resulted in net proceeds to the Company of approximately $126 million. Reference is made to the Company's Report on Form 8-K/A, dated September 17, 1996, for a more detailed discussion of the Series A Preferred Stock and the related transactions with American General. The net proceeds were contributed to the capital of Western to support the significant increases in Western's premiums and insurance liabilities thus far in 1996 and future anticipated asset growth at Western. The Company anticipates that Western's growth potential due to this infusion of capital will eventually offset the dilutive effects on earnings per share caused by the issuance.
Without taking into account Western's growth potential due to the capital infusion, but assuming the proceeds are invested at Western's current portfolio rate, the issuance of the Series A Preferred Stock would result in a decrease in earnings per share of approximately $0.06 annually. Because the additional shares were issued so late in third quarter 1996, the dilutive effect on third quarter earnings per share was negligible.

     Shareholders' equity is also affected by net adjustments made in the market value of the Company's investment portfolio as required under SFAS No.
115. See Note 2 to the Consolidated Financial Statements of the Company's 1995 Annual Report on Form 10-K. Excluding the effects of SFAS No. 115, shareholders' equity would have been $851.4 million, or $12.22 per share, at September 30, 1996, compared with $660.4 million, or $10.60 per share, at

 December 31, 1995. In general, SFAS No. 115 requires that actively managed portfolios of marketable securities be marked to current market value, with the resulting unrealized gain or loss reported as an adjustment to shareholders' equity (see Note 2). Because no corresponding adjustment is made to liabilities, management of the Company is of the view that SFAS No. 115 distorts the true economic effects of changes in interest rates on the financial condition of financial services companies, and that resulting equity and book value determinations are not meaningful indicators of financial strength. Because SFAS No. 115 causes the Company's reported book value to vary substantially with changes in market interest rates, the Company expects its shareholders' equity to vary widely over time, increasing during periods of declining interest rates and decreasing during periods of rising interest rates.

     Because Western is governed for insurance regulatory purposes by statutory accounting principles that do not give effect to the adjustments required by SFAS No. 115, the application of SFAS No. 115 does not affect Western's statutory operations or regulatory capital position.

     As a result of the Company's holding company structure, the parent company's ability to make required debt service payments and meet other cash needs depends upon dividends and fees received from its wholly-owned subsidiaries. Dividend payments by insurance companies, such as Western, are subject to statutory limitations and in certain cases to the approval of the insurance regulatory authorities. The maximum dividend payment that Western may make without prior approval in 1996 is $42.4 million, which management believes is more than sufficient to meet the Company's anticipated debt service obligations, dividends on common and preferred stock, and operating expenses during the year. Western has not paid a dividend to the Company in 1996.

     On September 8, 1995, the Company entered into a five-year credit agreement (the "Credit Agreement") with First Union National Bank of North Carolina and certain other financial institutions (collectively referred to as the "Lenders"). Under the Credit Agreement, the Lenders have agreed to extend credit to the Company on a revolving basis, upon the Company's request, in an aggregate principal amount up to $100.0 million. The Credit Agreement contains certain provisions that require the Company and its material subsidiaries to maintain specified levels of financial solvency during the term of the agreement. At September 30, 1996, the Company had $45.1 million outstanding under the Credit Agreement.

     On September 3, 1996, the Company paid a common stock dividend of $.04 per share. The total amount paid was $2.5 million. On October 22, 1996, the board of directors declared a cash dividend of $.04 per outstanding share of common stock and Series A Preferred Stock. The dividend is payable on December 3, 1996, to shareholders of record at the close of business on November 12, 1996. The total dividend payment will be approximately $2.8 million.

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

                         PART II - OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     a)   Exhibits

          4.1 Certificate of Designation, Preferences and Rights and Limitations of the Series A Participating Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K/A of the Company dated September 17, 1996).

          10.1 Stock Purchase Agreement, dated as of September 13, 1996, between American General Corporation and the Company
                (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K/A of the Company dated September 17, 1996).

          10.2 Shareholder's Agreement, dated as of December 2, 1994, between American General Corporation and the Company (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K/A of the Company dated September 17, 1996).

          10.3 Amendment No. 1 to Shareholder's Agreement, dated as of September 13, 1996, between American General Corporation and the Company (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K/A of the Company dated September 17, 1996).

          11.1  Computation  of  Earnings  Per  Share.

          27.1  Financial  Data  Schedule.

     b)   Reports  on  Form  8-K

     A report on Form 8-K/A, dated September 17, 1996, was filed with the Commission to report under Item 5 the issuance of 7,254,464 shares of Series A Participating Convertible Preferred Stock to American General Corporation and the agreements relating to the transaction.

                                  SIGNATURE
      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE
                    UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          WESTERN NATIONAL CORPORATION



                                          By: /s/ Arthur R. McGimsey
                                             ===========================
                                                  Arthur R. McGimsey
                                                  Executive Vice President and
                                                    Chief Financial Officer


Dated:  November 13, 1996

WESTERN NATIONAL CORPORATION AND SUBSIDIARIES                     EXHIBIT 11.1
COMPUTATION OF EARNINGS PER SHARE
(IN MILLIONS  -  EXCEPT PER SHARE DATA)







                                           NINE MONTHS ENDED
                                           SEPTEMBER 30, 1996
                                           ------------------

PRIMARY:

Weighted average shares outstanding            62.4

Common equivalent shares related to:
 Series A Preferred Stock                       0.4
 Stock options at average market price
 (as determined by application of the
 treasury stock method)                         0.4
                                              -----
Weighted average shares and common
stock equivalents                              63.2
                                              =====

Net income                                    $71.0
                                              ======
Net income per common share                    $1.12
                                              ======


                                           NINE MONTHS ENDED
                                           SEPTEMBER 30, 1996
                                           ------------------

FULLY DILUTED:

Weighted average shares outstanding            62.4

Common equivalent shares related to:
    Series A Preferred Stock                    0.4
    Stock options at end of period price
    (as determined by application of the
    treasury stock method)                      0.4
                                              -----
Weighted average shares and common stock
equivalents                                    63.2
                                              =====

Net income                                    $71.0
                                              ======
Net income per common share                    $1.12
                                              ======
