Form 10-K405
period 1996-12-31
WESTERN NATIONAL CORP
filed 1997-03-17
CIK 913202

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-12540

                          WESTERN NATIONAL CORPORATION
    (Exact name of registrant as specified in its articles of incorporation)

                  DELAWARE                                      75-2502064
          (State of incorporation)                 (I.R.S. Employer Identification No.)
    5555 SAN FELIPE ROAD, HOUSTON, TEXAS                           77056
  (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 888-7800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
   Common Stock, Par Value $.001 per share                New York Stock Exchange
        7 1/8% Senior Notes due 2004                      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value based on published prices as of March 6, 1997, of Western National's voting stock held by non-affiliates was approximately $886.3 million. As of March 6, 1997, there were outstanding 62,509,412 shares of Western National common stock.

================================================================================

                                     INDEX

                                     PART I

Item 1.   Business....................................................       1
Item 2.   Properties..................................................      20
Item 3.   Legal Proceedings...........................................      20
Item 4.   Submission of Matters to a Vote of Security Holders.........      20

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................      21
Item 6.   Selected Financial Data.....................................      22
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      24
Item 8.   Consolidated Financial Statements and Supplementary Data....      44
          Report of Management........................................      45
          Report of Independent Accountants...........................      46
          Consolidated Balance Sheet at December 31, 1996 and 1995....      47
          Consolidated Statement of Operations for the Years Ended
            December 31, 1996, 1995 and 1994..........................      48
          Consolidated Statement of Shareholders' Equity for the Years
            Ended December 31, 1996, 1995 and 1994....................      49
          Consolidated Statement of Cash Flows for the Years Ended
            December 31, 1996, 1995 and 1994..........................      50
          Notes to Consolidated Financial Statements..................      51
          Report of Independent Accountants on Financial Statement
            Schedules.................................................      76
          Financial Statement Schedules: Schedule I -- Condensed
            Financial Information of Registrant at December 31, 1996
            and 1995 and for the Years Ended December 31, 1996, 1995
            and 1994..................................................      77
          Schedule VI -- Reinsurance for the Years Ended December
            31, 1996, 1995 and 1994...................................      82
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................      82

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant..........      83
Item 11.  Executive Compensation......................................      83
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................      83
Item 13.  Certain Relationships and Related Transactions..............      83

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................      84

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

     Western National Corporation (the "Company") is a Delaware corporation organized in October 1993 to serve as the holding company for Western National Life Insurance Company ("Western"), a Texas life insurance company founded in 1944. Western is a leading provider of retirement annuity products, with $10.1 billion of assets at December 31, 1996. Unless the context otherwise requires, references to the "Company" are references to Western National Corporation and its consolidated subsidiaries.

     In a series of transactions consummated on February 15, 1994 (the "Reorganization"), the Company acquired all of the outstanding capital stock of Western from Conseco, Inc. ("Conseco") and issued to Conseco shares of common stock of the Company and a note. Conseco then sold approximately 35 million shares of common stock of the Company in a public offering, and the Company sold an additional 2.3 million shares of common stock in the same offering. In February 1994, the Company also issued $150 million principal amount of 7 1/8% Senior Notes due 2004 ("the Senior Notes"), and repaid its note to Conseco.

     In December 1994, AGC Life Insurance Company ("AGC Life"), a Missouri-domiciled life insurer, purchased the remaining shares of common stock held by Conseco. These shares represented approximately 40% of the Company's outstanding common stock. AGC Life is a wholly-owned subsidiary of American General Corporation, a Texas corporation ("AGC"). References to "American General" are references to AGC and its direct and indirect majority controlled subsidiaries. Currently, American General owns approximately a 46.2% equity interest in the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Holding Company Liquidity and Capital".

     The historical financial and operating data for the Company are presented on a consolidated basis for the Company as if Western had been a part of the Company for all periods presented. The historical data for periods prior to February 15, 1994, when Western was owned by Conseco, does not, however, reflect the effects of the issuance of the Senior Notes or of the additional shares of Company common stock issued in the Reorganization.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Information".

GENERAL

     Western develops, markets and issues annuity products through niche distribution channels. Nearly all of the $1.6 billion of premiums collected in the year ended December 31, 1996, were from the sale of annuity products. Western sells deferred annuities, including its proprietary fixed annuities, to the savings and retirement markets through financial institutions (principally banks and thrifts), and sells deferred annuities to both the tax-qualified and nonqualified retirement markets through personal producing general agents ("PPGAs"). Western also sells deferred annuities through its direct sales operations. Under a joint marketing arrangement with American General Life Insurance Company ("AGLIC"), Western markets and coinsures single premium immediate annuities ("SPIAs") through specialty brokers to the structured settlement market. Western also sells SPIAs (other than structured settlement SPIAs) through its financial institution and PPGA distribution channels. Western commenced sales of its first variable annuity product in fourth quarter 1995.

     The Company's operating income is primarily a function of its investment spread, total invested assets, and operating expenses. The Company generates a substantial portion of its earnings from the investment spread on its block of interest-sensitive annuity and other reserves, totaling $8.7 billion as of December 31, 1996. The stability of the in-force block is enhanced by policy restrictions on withdrawal of funds. At December 31, 1996, 20% of Western's in-force policies could not be surrendered, 48% could be surrendered only by incurring surrender charges, and 32% could be surrendered without penalty. Western had the right to change interest crediting rates at least annually, subject to minimum guaranteed rates, on approximately 78% of its insurance liabilities at December 31, 1996. This ability to adjust interest crediting rates enables the Company to manage its investment spread in a variety of interest rate environments.

     The Company's headquarters are located in Houston, Texas. Western's annuity administration center is in Amarillo, Texas. Western is licensed to conduct life insurance operations in all states and the District of Columbia, with the exceptions of Maine, New Hampshire, New York, and Vermont.

PRODUCTS AND DISTRIBUTION

     Western currently markets three basic types of fixed annuities: single premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs"), and SPIAs. Western introduced a variable annuity product in fourth quarter 1995.

     Premiums collected by Western during 1996 totaled approximately $1.6 billion, of which over 99% were from the sale of annuity products. Approximately 82% of premiums were collected through financial institutions, 9% through PPGAs, 8% through specialty brokers, and 1% through Western's direct marketing operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sales". The individual annuity business is a growing segment of the savings and retirement industry. Annuities currently enjoy an advantage over certain other savings mechanisms, because the annuity buyer receives a tax-deferred accrual of interest during the accumulation period. See "-- Federal Income Taxation", below.

     The following table sets forth premium generated by distribution channel:

                                               DECEMBER 31,
                                          ----------------------
                                             1996         1995
                                          ----------    --------
                                          (DOLLARS IN MILLIONS)
Premiums and Deposits Collected:
Financial institutions:
  Proprietary...........................    $  890.4      $ 37.1
  Retail................................       447.1       453.0
                                            --------      ------
          Total.........................     1,337.5       490.1
Personal producing general agents.......       147.6       156.4
Specialty sales.........................       134.3        68.4
Direct marketing........................         6.1         5.5
                                            --------      ------
          Total premiums and deposits
            collected...................     1,625.5       720.4
Reinsurance ceded.......................        (1.5)       (0.9)
                                            --------      ------
          Net premiums and deposits
            collected (1)...............    $1,624.0      $719.5
                                            ========      ======

---------------

(1) Effective January 1, 1996, the Company revised the way it reports Premiums and Deposits Collected. Previously, internal exchanges were included in Premiums and Deposits Collected. Beginning January 1, 1996, internal exchanges are not included in Premiums and Deposits Collected, and prior periods have been adjusted to reflect this method of reporting. An internal exchange is the rollover of an existing policyholder's deposit to a revised contract with a new surrender charge period, on which there is generally reduced or no commission expense. Western had $194.6 million and $59.2 million of internal exchanges for 1996 and 1995, respectively.

     Financial Institutions. Western was ranked the number one provider of fixed annuities through financial institutions in 1996 by Kenneth Kehrer Associates, Inc. Western's financial institution sales for 1996 were $1.3 billion, up 173% from 1995 sales of $490.1 million. Of the $1.3 billion of financial institution sales in 1996, 67% were proprietary sales, and 33% were retail sales.

     Western finds financial institutions to be an attractive distribution channel for annuities and other insurance products because of (i) the relatively low marketing and administrative costs required to provide a broad distribution of Western's products, (ii) the record of persistency on products sold in this marketplace,

(iii) Western's ability to develop strong relationships with these institutions based on its product quality, efficient operations, and high level of customer and agent service, and (iv) Western's ability to develop custom-designed proprietary products.

     Western's proprietary annuity programs are the primary focus of its overall marketing strategy. Under these programs, Western and a distributing financial institution jointly develop a product to be offered solely through that institution, and jointly establish product specifications and target spreads. This process requires a mutual agreement regarding policy benefits, sales compensation, and profitability. In most cases, the distributing financial institution, subject to investment guidelines established and monitored by Western, manages Western's general account assets resulting from annuity sales to its customers and receives an investment management fee. Western is solely responsible for policy administration and insurance regulatory compliance, and retains the right to establish policy crediting rates. Western believes that it is currently the only insurance company with a proprietary fixed annuity program that also provides for the selling financial institution to manage the resulting assets. Because Western's proprietary program generally provides for the financial institution to receive an investment management fee based on the resulting assets, the financial institution has an economic interest in both the successful distribution of Western's annuities and in the persistency of such business.

     By year-end 1996, Western had established proprietary fixed annuity programs at a number of financial institutions, the largest of which is First Union Corp. of Charlotte, North Carolina ("First Union"). First Union began marketing Western non-proprietary fixed annuity products in mid-1995. In March 1996, Western and First Union launched a proprietary fixed annuity program. The Western/First Union proprietary annuity program resulted in approximately $606 million of premiums in 1996. Total collected premiums for all proprietary programs were $890.4 million in 1996. See "-- Sales", below. Development of additional proprietary fixed products will continue to be a focus for the Company during 1997.

     Total retail sales (non-proprietary sales) through financial institutions were $447.1 million in 1996, compared to $453.0 million in 1995. The lack of growth in this area is primarily due to Western's increased focus on its proprietary marketing program, and the conversion of major retail accounts to proprietary accounts. Management expects the trend towards proprietary relationships to continue in the future.

     At December 31, 1996, Western's financial institution channel included approximately 180 financial institutions, primarily banks and thrifts, with over 8,400 locations at which Western annuities were sold, representing an increase of over 2,400 available locations since December 31, 1995. While in prior years Western relied on marketing companies to develop new relationships and assist in licensing, training, and supervision, independent marketing companies have accounted for a decreasing percentage of sales, and direct sales relationships between Western and financial institutions have increased. Sales through independent marketing companies accounted for 100% of Western's financial institution sales in 1993, compared to approximately 25% in 1996.

     Deferred fixed annuities are sold at financial institutions primarily as an alternative to certificates of deposit. These fixed annuities require a purchase premium and typically have a guaranteed crediting rate for the first policy year that exceeds the minimum guaranteed rate. Minimum guaranteed rates currently range from 3% to 4%. After the first year, Western may change its crediting rate at least annually on substantially all of its financial institution products. The policyowner is generally permitted to withdraw the premium(s) paid plus the amount credited to his or her account, less a surrender charge for withdrawals during a surrender charge period of five to seven years from each premium payment. The surrender charge is initially 7% to 9% of the premium and decreases through the surrender charge period. Generally, Western's deferred fixed annuities allow partial withdrawals of either accumulated interest credited or up to 10% annually of the accumulation value, without incurring a surrender charge. The weighted average interest rate credited on Western's financial institution annuities at December 31, 1996 was 5.78%. The average premium per policy sold during 1996 through financial institutions was approximately $26,000.

     Personal Producing General Agent Sales. Western markets SPDAs and FPDAs through about 2,100 PPGAs and approximately 3,700 sub-agents. Independent general agents recruit, train and supervise this agent force. Western is one of several insurance companies that contract directly with agents. Western has sought to maintain sales in this distribution channel by introducing new products and establishing relationships with marketing companies. These companies recruit, train, supervise and make products available to networks of PPGAs. Western competes on the strength and the quality of products and assets as well as on the quality of its customer and agent support systems.

     The FPDAs marketed by Western's PPGA agents are primarily Internal Revenue Code Section 403(b) tax-sheltered annuities ("TSAs"). TSAs are marketed to teachers and employees of not-for-profit organizations as tax-qualified salary reduction retirement programs. Western has approximately 1,700 payroll slots, principally in school systems in California and Texas, where it is authorized to market directly to employees and to receive premium payments through payroll reductions. Western's FPDAs provide for multiple, flexible premium payments and have a crediting rate declared by the Company that cannot fall below the 3% to 4% minimum guaranteed rate. The policyowner is permitted to withdraw all or part of the accumulation value, less a surrender charge for withdrawals during a surrender charge period of five to ten years. The initial surrender charge ranges from 6% to 10% of the policy value and decreases over the period. The weighted average interest rate credited on all Western FPDAs marketed through PPGAs was 5.56% at December 31, 1996. Premiums from FPDAs marketed through PPGAs decreased 27% in 1996, down to $67.7 million from $92.2 million in 1995. Such premiums accounted for 4% of premiums collected by Western in 1996.

     In January 1997, Western restructured its PPGA agency force so that one agency (the "Agency") acts as a managing general agent for substantially all of Western's PPGAs. The Agency is owned by former Western marketing officers. The Agency provides marketing support to Western's PPGAs, and receives a marketing allowance and a percentage of commissions on PPGA sales for its services. Western believes that this restructuring will reduce the costs associated with managing its PPGA agency force, without lessening the level of marketing support traditionally provided to its agents.

     Total premiums collected by Western relating to the PPGA distribution channel totaled $147.6 million for 1996, compared to $156.4 million for 1995. The decrease in this distribution channel for 1996 is primarily due to increased competition from equity-linked products, including variable annuities and equity-indexed annuities. See "-- Equity-Indexed Annuities", below.

     Specialty Broker Marketing. SPIAs accounted for $127.5 million, or 8%, of premiums collected by Western in 1996. Immediate annuities are designed to provide a series of periodic payments for a fixed length of time or for life, according to the annuitant's choice at the time of issue. Once the payments have begun, the amount, frequency and length of time for which they are payable are fixed, subject to any life contingencies. Since SPIAs are not generally subject to surrender or borrowing by the policyholder, they provide a highly predictable element of Western's liability mix. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. Because SPIA policies may provide for payments over long periods of time (30 years or more), some SPIA policies are subject to the risk that the reinvestment of investment proceeds will be at lower rates than those assumed when the policies were issued. The weighted average implicit interest rate on outstanding SPIAs issued by Western was approximately 9.09% at December 31, 1996.

     One type of SPIA offered by Western is a structured settlement SPIA. Structured settlement SPIAs are usually sold as part of a settlement resulting from a personal injury claim or lawsuit to provide scheduled payments to an injured person (or his or her dependents) in lieu of lump sum cash settlements. Such structured settlement annuities are marketed through specialty brokers and units of major insurance brokers. Under the Internal Revenue Code, the periodic payments received as compensation for personal injury are excluded from the recipient's gross income. By purchasing an annuity, the self-insured company or casualty insurer is able to fix the total cost of the settlement and deduct for tax purposes the premium paid to purchase the annuity. Structured settlement annuities are generally long-term and cannot be surrendered. Western had a $1.3 billion block of in-force structured settlement business at December 31, 1996.

     To enhance its competitiveness in the ratings-sensitive structured settlement market, Western entered into a modified coinsurance agreement with American General Life Insurance Company ("AGLIC"). Western and AGLIC began the joint marketing of structured settlement SPIAs under this arrangement in fourth quarter 1995. Under this agreement, SPIAs are issued by AGLIC, and Western administers the resulting blocks of business and coinsures 50% of such business. Western also provides marketing and underwriting services. The costs of the arrangement are split between AGLIC and Western, and Western receives a fee for its administrative services. Western's share of SPIA sales under this agreement totaled $90.9 million in 1996. During its term, the agreement is an exclusive arrangement for sales by each party in the structured settlement market. The agreement is terminable by either party on 90 days notice.

     Western also sells SPIAs (other than structured settlement SPIAs) through PPGAs and financial institutions. Additionally, Western issues supplemental contracts to its deferred annuity customers when they elect to annuitize their polices. The premium for a supplemental contract is generally the value of the existing Western deferred annuity policy. Premiums for SPIAs (other than structured settlement SPIAs) and supplemental contracts were $13.0 million and $23.2 million, respectively, in 1996, compared with $14.7 million and $24.5 million in 1995.

     Direct Sales. The Company sells annuity and life insurance products both for Western and for unrelated companies through Independent Advantage Financial and Insurance Services, Inc. ("IAF"), a direct marketing agency, which was acquired in July 1994. Sales through IAF of third-party products generated $2.5 million and $2.7 million of fee revenue in 1996 and 1995, respectively. In addition, Western's conservation unit, which is part of its direct sales operations, effected internal policy exchanges of $115.9 million for 1996 and $16.2 million for 1995.

     Variable Annuities. In the fourth quarter 1995, Western introduced a variable annuity product. A variable annuity is a separate account product in which the investment performance of the underlying assets is passed through to the policyholder. The variable annuity is available for sale by broker-dealers, financial institutions, PPGAs, and Western's direct marketing affiliate. Western's sales of variable annuities in 1996 were $6.1 million. The development of distribution channels for this product has not been a priority for Western in light of the strong sales levels of fixed products.

     Life Products. Life products accounted for less than 1% of premiums collected by Western in 1996. This amount reflects renewal premiums on ordinary life insurance. Western has not actively marketed traditional life insurance products for several years.

     Market Value Adjusted Annuities. Western has expanded its annuity portfolio by developing two market value adjusted ("MVA") annuities, which it intends to introduce in 1997, subject to receipt of required regulatory approvals. MVA annuities provide the policyowner with a multi-year interest rate guarantee. If the policy is surrendered before the end of the guarantee period, a market value adjustment and possibly a surrender penalty will apply. The adjustment may be positive or negative, and generally moves inversely to changes in interest rates. That is, if interest rates rise, the adjustment will act as an additional surrender penalty to decrease the policy value. Conversely, if interest rates decline more than a specified amount during the guarantee period, the market value adjustment will increase the policy value upon premature surrender. The Company cannot predict the level of sales these products may yield.

     Equity-Indexed Annuities. Equity-linked annuities have recently surged in popularity, due to the relatively low and stable interest rate environment coupled with the strong performance of the equity market. Most policies offered by the insurance industry to date base the policy value, at least in part, on changes in the value of the Standard & Poor's 500 Stock Index ("S&P Index").

     Western currently has under development an equity-indexed annuity which, subject to receipt of all requisite regulatory approvals, it expects to make available for sale in the latter part of 1997 through financial institutions, PPGAs, and its direct marketing channel. The Company intends to hedge its exposure to equity index movements through the use of equity index linked derivative instruments. The Company cannot predict the level of sales this product may yield.

     Sales. Western's principal emphasis has been on generating profits through adequate pricing of its insurance products and maintaining appropriate investment spreads throughout the life of the policies sold. Western's operating income is primarily a function of its investment spread, total invested assets and operating expenses. Accordingly, a change in premiums collected in a single period does not directly cause income to change, although continued increases or decreases in premiums will affect the level of assets on which investment spread is earned. For additional information with respect to revenues and operating income (loss), see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements contained in Item 8 herein.

     The table which follows sets forth the amount of total premiums collected by Western during each of the last five years:

                                                          DECEMBER 31,
                                          --------------------------------------------
                                            1996      1995     1994     1993     1992
                                          --------   ------   ------   ------   ------
                                                     (DOLLARS IN MILLIONS)
First-year Premiums and Deposits:
  Single premium deferred annuities
     (1)................................  $1,420.2   $559.5   $616.2   $404.3   $667.1
  Flexible premium deferred annuities...      11.2     27.4     14.8     23.2     19.4
  Single premium immediate annuities....     127.5     64.4     50.5     57.0     76.8
  Variable annuities....................       6.1       --       --       --       --
  Other.................................        --       --       --      6.4       --
                                          --------   ------   ------   ------   ------
          Total first-year..............   1,565.0    651.3    681.5    490.9    763.3
                                          --------   ------   ------   ------   ------
Renewal Premiums and Deposits:
  Flexible premium deferred annuities...      56.5     64.8     65.8     67.1     71.8
  Life products.........................       4.0      4.3      4.6      5.0      5.6
                                          --------   ------   ------   ------   ------
          Total renewal.................      60.5     69.1     70.4     72.1     77.4
                                          --------   ------   ------   ------   ------
          Total premiums and deposits
            collected...................   1,625.5    720.4    751.9    563.0    840.7
Reinsurance ceded.......................      (1.5)    (0.9)    (1.2)    (2.0)    (7.4)
                                          --------   ------   ------   ------   ------
          Net Premiums and Deposits
            Collected (2)...............  $1,624.0   $719.5   $750.7   $561.0   $833.3
                                          ========   ======   ======   ======   ======

---------------

(1) Includes certain deferred annuity products that allow for additional deposits, but generally have been utilized by policyholders as SPDAs.

(2) Excludes $194.6 million and $59.2 million of premium known to have been received as the result of internal exchanges of SPDA policies in 1996 and 1995. Known internal exchanges prior to 1995 were not material.

     Total premiums and deposits collected in 1996 increased 126% to $1.6 billion from $720.4 million in 1995. Western's sales through financial institutions increased substantially over 1995 sales due principally to the launch of the proprietary fixed annuity program. The development of new bank relationships led to a significant increase in the number of bank locations at which Western products were sold. At December 31, 1996, Western products were sold at over 8,400 bank locations, representing an increase of over 2,400 locations since December 31, 1995.

     Western's 1996 sales in the financial institution market continued to reflect high levels of production from relatively few large bank distribution relationships. The largest five relationships accounted for 75% of financial institution sales in 1996 and 38% of such sales in 1995. Each of the largest five relationships accounted for the following percentage of sales in 1996:
First Union 49%, Shawmut 9%, Home Savings of America 7%, First of America 6% and U.S. Bancorporation 4%. This increased concentration of sales makes Western's sales levels more vulnerable to the loss of any single major relationship, especially its relationship with First Union. If First Union terminated its relationship with Western and Western was unable to replace the sales volume it currently represents with other accounts, Western's sales levels and long-term profitability would be adversely affected. Western believes that its current business relationship with First Union is good.

     The geographic distribution of premiums collected as a percentage of total direct collected premiums for each of the years ended December 31, 1996 and 1995 was as follows:

                                           DECEMBER 31,
                                          --------------
                 STATE                    1996     1995
                 -----                    -----    -----
Florida.................................   22.1%     7.6%
New Jersey..............................   11.7      9.3
California..............................   11.3     12.4
North Carolina..........................    6.6      5.9
Georgia.................................    5.7      1.4
Michigan................................    5.3      7.9
Connecticut.............................    4.1      7.7
Massachusetts...........................    3.9      6.1
Illinois................................    3.0      4.5
Texas...................................    2.7      7.1
Ohio....................................    2.5      3.3
Virginia................................    2.5      0.5
Wisconsin...............................    2.0      1.1
Other (1)...............................   16.6     25.2
                                          -----    -----
                                          100.0%   100.0%
                                          =====    =====

---------------

(1) Includes all other states and the District of Columbia, each of which accounted for less than 2% of premiums collected in 1996.

     The strong increase in the percentage of sales in Florida and New Jersey reflects Western's sales through First Union and Home Savings affiliates in 1996. These organizations did not account for significant sales in prior years. Management expects that the geographic distribution of sales in 1997 will continue to shift as new sales relationships are formed.

INSURANCE DATA

     The table below sets forth the change in contract values of annuities in force (net of reinsurance), excluding annuities and supplemental contracts with life contingencies, for the three years ended December 31, 1996:

                                                         IMMEDIATE
                                                         ANNUITIES
                                          DEFERRED     WITHOUT LIFE
                                          ANNUITIES    CONTINGENCIES      TOTAL
                                          ---------    -------------    ---------
                                                   (DOLLARS IN MILLIONS)
December 31, 1993.......................  $ 5,571.0       $402.9        $ 5,973.9
  Deposits..............................      696.7         32.0            728.7
  Distributions.........................     (595.5)       (60.6)          (656.1)
  Credited interest.....................      312.0         33.4            345.4
                                          ---------       ------        ---------
December 31, 1994.......................  $ 5,984.2       $407.7        $ 6,391.9
  Deposits..............................      651.7         38.1            689.8
  Reinsurance recaptured................       72.8           --             72.8
  Distributions.........................     (921.9)       (65.2)          (987.1)
  Credited interest.....................      334.2         33.9            368.1
                                          ---------       ------        ---------
December 31, 1995.......................  $ 6,121.0       $414.5        $ 6,535.5
  Deposits..............................    1,491.6         48.0          1,539.6
  Distributions.........................   (1,129.7)       (77.9)        (1,207.6)
  Credited interest.....................      356.5         34.1            390.6
                                          ---------       ------        ---------
December 31, 1996.......................  $ 6,839.4       $418.7        $ 7,258.1
                                          =========       ======        =========

     Distributions (withdrawals, deaths, and annuitizations) in 1996 increased from the previous year primarily due to an increase in the amount of annuity deposits surrenderable without penalty. As a percentage of average deferred annuity liabilities, the average annualized distribution rate for 1996 was 17.4%, compared to 15.2% for 1995. Withdrawals in 1996 were somewhat higher than anticipated. Withdrawals tend to be sensitive to changes in market interest rates and alternative investment opportunities, and they will fluctuate from period to period. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Amortization related to operations".

     The Company believes that the increased withdrawal activity in 1996 reflects the fact that substantial blocks of annuities issued in 1991 exited surrender charge protection in 1996. Because Western's sales levels in late 1991 and continuing through 1992 and 1993 declined substantially from those prevailing in 1990 and the first half of 1991, the Company anticipates that withdrawal rates will continue to moderate somewhat over the next several quarters, provided interest rates do not increase substantially. Total fourth quarter 1996 withdrawals were $216.6 million, compared with $249.1 million in third quarter 1996, $296.4 million in second quarter 1996, and $231.5 million in first quarter 1996.

     The following table sets forth the deferred annuity account values, as of the dates indicated, that went or will go out of the surrender charge period in each of the years from 1995 through 2000 (dollars in millions):

                                                                  ACCOUNT VALUES AS OF DECEMBER 31,
YEAR THAT ACCOUNT VALUES EXIT                                     ---------------------------------
   SURRENDER CHARGE PERIOD                                          1994         1995        1996
-----------------------------                                     ---------    ---------    -------
          1995..................................................   $1,087.2     $     --     $   --
          1996..................................................    1,099.3      1,082.3         --
          1997..................................................      712.7        704.5      694.1
          1998..................................................      438.9        440.7      438.4
          1999..................................................      576.4        596.5      598.7
          2000..................................................       13.4        517.1      556.6

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity for Insurance Operations" for additional information regarding the relationship between withdrawal activity and the cessation of the surrender charge period.

     In response to increased levels of withdrawals, Western instituted a conservation program in early 1995. This program resulted in $194.6 million and $59.2 million of internal exchanges in 1996 and 1995, respectively. Western anticipates continuation of its conservation program for the foreseeable future.

OPERATIONS

     Western currently administers approximately 350,000 annuities and life insurance contracts at its administrative center in Amarillo, Texas. During 1995, Western launched a comprehensive re-engineering effort at its administrative center intended to improve both efficiency and effectiveness. This program included the restructure of work flow from a functional basis to a team-based approach, as well as the upgrading of certain operating systems. This program enables customer service representatives to deal with most customer or agent inquiries and service requests on a "one-stop" basis, without the need for referral to multiple departments. Through the implementation of optical disk imaging and other advanced technology, Western is further improving processing efficiency. Western possesses adequate administrative capacity to handle significant growth.

     Management intends to modify existing systems for the year 2000. Such costs are not expected to be significant.

     Western utilizes Conseco for certain data processing functions. The services agreement with Conseco pursuant to which data processing is provided can be terminated by either party at any time with 180 days advance written notice. However, Western has no current plans to terminate this agreement.

INVESTMENTS

     At December 31, 1996, the Company had invested assets with a total carrying value of approximately $9.4 billion. The Company's investment strategy is to maintain a largely liquid, investment grade fixed-income portfolio, provide adequate liquidity through active asset/liability management for expected liability cash flows and other requirements, and maximize return through active investment management. The Company's investment strategy places strong emphasis on active asset/liability management as a principal tool to mitigate variations in investment spread and disintermediation risk. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Investments".

     Western retains Conseco Capital Management, Inc. ("CCM") to assist in the management of its invested assets. Western pays CCM a total of 7.25 basis points annually on the market value of assets under their management (consisting of a 6.75 basis point investment management fee and a 0.5 basis point investment accounting fee). At December 31, 1996, approximately 90% of the portfolio was managed by CCM. Additionally, under its proprietary fixed annuity program, the net premiums from the sale of Western's proprietary fixed annuities (the "proprietary assets") are being managed by the respective selling institution's investment departments. Western pays the proprietary asset managers fees ranging between 10-25 basis points annually on the statutory value of assets under their respective management (plus a Conseco affiliate is paid 0.5 basis points annually for providing investment accounting services on proprietary accounts). All of Western's advisory agreements are terminable without cause or penalty upon ninety days written notice, with the exception of the agreement with CCM, which is currently subject to a $2.0 million early termination penalty through December 1, 1997 (thereupon, the penalty reduces to $0.6 million through October 1, 1998 and zero thereafter). Western has no current plans to terminate any of its investment advisory agreements. Below is a percentage breakdown of Western's investments by asset manager as of December 31, 1996 (at carrying value):

                                            % OF TOTAL
             ASSET MANAGER                INVESTED ASSETS
             -------------                ---------------
Conseco Capital Management, Inc.........        90.1%
Proprietary Asset Managers:
  First Union Capital Management
     Group..............................         6.7
  Griffin Financial Investment Advisors
     (Home Savings).....................         1.3
  First of America Investment
     Corporation........................         1.1
  Firstar Investment Research &
     Management Co......................         0.4
  Summit Bancorp Investment Management
     Division...........................         0.2
  Star Bank Capital Management
     Division...........................         0.2
                                               -----
       Total proprietary assets.........         9.9
                                               -----
          Total invested assets.........       100.0%
                                               =====

     Because new sales are concentrated in the proprietary accounts, the Company anticipates that the percentage of assets managed by proprietary account managers will increase over time.

     Investment income is a significant component of Western's total revenues. Profitability is significantly affected by spreads between the rates credited on insurance liabilities and the yield on invested assets. Substantially all credited rates on Western's SPDAs and FPDAs may be changed at least annually. At December 31, 1996, the interest rate credited on Western's total liability portfolio was 6.14% and the yield on Western's total investment portfolio was 8.27%.

     Within certain parameters, Western seeks to reasonably closely match the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. At December 31, 1996, the effective asset duration was 5.2 years, compared to an estimated modified liability duration of
5.4 years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effects of Changing Interest Rates on Investments".

     The amortized cost and carrying value of the Company's invested assets categorized by type as of December 31, 1996 were as follows:

                                                     CARRYING   AS A % OF TOTAL   AMORTIZED
                INVESTMENT CATEGORY                   VALUE     CARRYING VALUE      COST
                -------------------                  --------   ---------------   ---------
                                                             (DOLLARS IN MILLIONS)
Actively managed fixed maturities:
  U.S. Treasury securities and obligations of U.S.
     government corporations and agencies..........  $   21.4          0.2%       $   20.8
  Obligations of states and political
     subdivisions..................................     222.0          2.4           224.1
  Public utility securities........................   1,242.2         13.2         1,251.6
  Other corporate securities.......................   4,687.4         50.0         4,583.6
  Asset-backed securities..........................     351.9          3.8           349.3
  Mortgage-backed securities.......................   2,317.6         24.7         2,309.0
                                                     --------        -----        --------
          Total actively managed fixed
            maturities.............................   8,842.5         94.3         8,738.4
Held to maturity fixed maturities -- at amortized
  cost.............................................        --           --              --
                                                     --------        -----        --------
          Total fixed maturities...................   8,842.5         94.3         8,738.4
Equity securities..................................        --           --              --
Mortgage loans.....................................     122.7          1.3           122.7
Credit-tenant loans................................     208.5          2.2           208.5
Policy loans.......................................      66.8          0.7            66.8
Other invested assets..............................      25.6          0.3            24.7
Short-term investments.............................     110.0          1.2           110.0
                                                     --------        -----        --------
          Total invested assets....................  $9,376.1        100.0%       $9,271.1
                                                     ========        =====        ========

     The difference in value between amortized cost and carrying value results from the application of Statement of Financial Accounting Standard No. 115 ("SFAS 115"), Accounting for Certain Investments and Debt and Equity Securities, which requires actively managed and held to maturity investments (collectively, "fixed maturities") to be carried at market value and amortized cost, respectively. Because changes in interest rates have a direct, inverse impact on market value of fixed income securities, given continuing fluctuations in interest rates, differences between carrying value and amortized cost should be expected to continue. See Note 2 to the Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investments" for further discussion.

     The following table sets forth the quality of the Company's fixed maturities (which do not include short-term investments) as of December 31, 1996, classified in accordance with the highest rating by a nationally recognized statistical rating organization or, as to $159.1 million of fixed maturities (at fair value) not commercially rated, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC"):

                                                                                FAIR VALUE
                                                                   -------------------------------------
                                                                   AS A % OF    AS A % OF     AS A % OF
                                 AMORTIZED   CARRYING     FAIR       FIXED      AMORTIZED       TOTAL
       COMMERCIAL RATING           COST       VALUE      VALUE     MATURITIES      COST      INVESTMENTS
       -----------------         ---------   --------   --------   ----------   ----------   -----------
                                      (DOLLARS IN MILLIONS)
AAA............................  $2,491.6    $2,498.9   $2,498.9      28.3%       100.3%         26.7%
AA.............................     801.0       801.6      801.6       9.1        100.1           8.5
A..............................   2,461.4     2,500.4    2,500.4      28.3        101.6          26.7
BBB+...........................     834.1       855.4      855.4       9.7        102.6           9.1
BBB............................     991.8     1,009.2    1,009.2      11.4        101.8          10.8
BBB-...........................     553.3       558.3      558.3       6.2        100.9           5.9
                                 --------    --------   --------     -----        -----         -----
          Total investment
            grade..............   8,133.2     8,223.8    8,223.8      93.0        101.1          87.7
                                 --------    --------   --------     -----        -----         -----
BB+............................     138.5       140.9      140.9       1.6        101.7           1.6
BB.............................      75.4        77.5       77.5       0.9        102.8           0.8
BB-............................     165.2       171.7      171.7       1.9        103.9           1.8
B and below....................     226.1       228.6      228.6       2.6        101.1           2.4
                                 --------    --------   --------     -----        -----         -----
          Total below
            investment grade...     605.2       618.7      618.7       7.0        102.2           6.6
                                 --------    --------   --------     -----        -----         -----
          Total fixed
            maturities.........  $8,738.4    $8,842.5   $8,842.5     100.0%       101.2%         94.3%
                                 ========    ========   ========     =====        =====         =====

     The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations", which are used by insurers when preparing their annual statements. The NAIC assigns ratings to publicly-traded as well as privately-placed securities. The NAIC Designations range from Class 1 to Class 6, with Class 1 being the highest quality. For purposes of the table above and only for fixed maturities not commercially rated, any NAIC Class 1 securities would be included in the "A" rating category; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4, 5 and 6, "B and below".

     The following table sets forth the amortized cost and estimated fair value of the Company's fixed maturities according to NAIC Designations, or the equivalent for $554.8 million of fixed maturities (at fair value) currently not rated by the NAIC, as of December 31, 1996:

                                                AMORTIZED COST                      FAIR VALUE
                                        -------------------------------   -------------------------------
                                          (DOLLARS        AS A % OF         (DOLLARS        AS A % OF
                                        IN MILLIONS)   FIXED MATURITIES   IN MILLIONS)   FIXED MATURITIES
                                        ------------   ----------------   ------------   ----------------
1     AAA, AA, A......................    $5,165.9           59.2%          $5,200.0           58.8%
2     BBB.............................     2,922.7           33.4            2,977.0           33.7
                                          --------         ------           --------         ------
      Total investment grade..........     8,088.6           92.6            8,177.0           92.5
3     BB..............................       347.5            4.0              357.3            4.1
4     B...............................       295.5            3.3              304.2            3.4
5     CCC, CC, C......................         6.8            0.1                4.0             --
6     CI, D...........................          --             --                 --             --
                                          --------         ------           --------         ------
      Total below investment
                grade.................       649.8            7.4              665.5            7.5
                                          --------         ------           --------         ------
      Total fixed maturities..........    $8,738.4          100.0%          $8,842.5          100.0%
                                          ========         ======           ========         ======

(1) Comparisons between NAIC ratings and Standard & Poor's Corporation ratings are published by the NAIC.

     For additional information regarding the Company's investment portfolio, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investments" and Note 2 to the Consolidated Financial Statements.

COMPETITION, RATINGS AND OTHER FACTORS AFFECTING BUSINESS

     The life insurance industry is highly competitive and consists of a large number of insurance companies, some of which have substantially greater financial resources, broader and more diversified product lines, and larger staffs than those available to the Company. Western's annuity products compete not only with products sold by other insurance companies but also with mutual fund products, traditional bank savings products, and other investment and savings alternatives. Such competition is based on many factors, including pricing and other terms, service provided to distribution channels and policyholders, and ratings.

     Financial institutions, school districts and brokers of structured settlement annuities, as well as policyholders, consider the ratings of an insurer in determining which insurer's annuity to market or purchase. Western is rated "A" (Excellent) by A.M. Best. Ratings for the industry currently range from "A++" (Superior) to "F" (Under Liquidation). Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have achieved excellent overall performance when compared to the norms of the insurance industry and that generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage, and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves, and the experience and competence of its management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers, and intermediaries; A.M. Best's ratings are not directed to the protection of investors. Western's A.M. Best's rating is currently under review with positive implications; however, Western cannot predict if or when such rating may be changed. At present, Western also has claims-paying or financial strength ratings of "AA-" (Very Good) from Standard & Poor's Corporation, "AA-" (Very
Good) from Duff & Phelps Rating Company and "A2" (Good) from Moody's Investors Service. The Standard & Poor's rating reflects a one-level upgrade in September 1996 from "A+" (Good), and the Moody's rating reflects a three-level upgrade in early 1995 from "Baa2" (Adequate). Generally, rating agencies base their ratings on information furnished to them by the insurer and on investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities. If Western's ratings were downgraded from their current levels, sales of its products and the persistency of its in-force business could be adversely affected.

     In attempting to improve its ratings, the Company has taken and is taking steps to improve the factors believed by it to be of significance in achieving favorable ratings. However, there can be no assurance that it will be successful in obtaining higher ratings.

     Western believes that it is generally able to compete effectively because it (i) emphasizes specialized distribution channels, such as financial institutions, where its ability to respond rapidly to changing customer needs and to develop innovative marketing and product structures, such as its proprietary annuity program, provides a competitive edge, (ii) is experienced in establishing and cultivating relationships with the specialized distribution networks and the independent marketing companies operating in these markets,
(iii) can offer competitive interest rates as a result of its lower-than-average operating costs and active investment portfolio management techniques, and (iv) has effective and efficient policyholder administrative services housed in its administration center in Amarillo, Texas. In addition, it has a focused management team that has made reinvigorating sales a high priority. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sales".

     In recent years, the market for structured settlement annuities has been dominated by those insurers with the highest claims-paying ratings. As a result, Western had been relatively inactive in this market. In order to re-enter this market with its existing ratings, Western entered into an agreement with AGLIC for the joint marketing of structured settlement SPIAs in 1995. See "-- Products and Distribution", above.

UNDERWRITING

     Underwriting for deferred annuities is minimal. For certain structured settlement SPIAs, more significant underwriting is required. Agents obtain detailed medical information, including test results and medical history, which is evaluated by the medical director, who computes a life expectancy which is equated to an age higher than the current age of the annuitant. The price of the structured settlement SPIA is developed using the higher "rated" age and a mortality table, and reflects expectations about current and future investment performance.

REINSURANCE

     Consistent with the general practice of the life insurance industry, Western has reinsured portions of the coverage provided by its insurance products with other insurance companies under agreements of indemnity reinsurance. Indemnity reinsurance agreements limit an insurer's maximum loss on a large or unusually hazardous risk and provide risk diversification. Indemnity reinsurance does not discharge the primary liability of the original, or primary, insurer. However, subject to certain statutory limitations, the primary insurer accounts for a reinsured risk as though the insurer were not liable for it, to the extent the risk is reinsured. Western limits its risk retention on life insurance policies to $0.8 million per policy or less.

     Western is also a party to two other reinsurance or coinsurance-type arrangements. In October 1995, Western and AGLIC entered into a modified coinsurance agreement. Under the agreement, AGLIC issues the policies, and 50% of each risk is reinsured to Western. Under this arrangement, Western reports its pro rata share of premiums and shares in its pro rata portion of the gain or loss on policies sold. See "-- Sales", above. Since 1994, Western has been a party to a standby reinsurance agreement for new annuity sales through selected financial institutions, which is triggered only if Western's risk-based capital ratio falls below a prescribed level. No reinsurance pursuant to this agreement has been triggered. At December 31, 1996, $826.7 million of policy reserves were subject to this standby arrangement.

     Effective October 1, 1995, Western recaptured $72.8 million of reserves which had previously been ceded to an affiliate of Conseco. These transactions terminated all existing reinsurance transactions between Western and Conseco affiliates. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Reinsurance".

REGULATION

  Federal/State Developments

     The major portion of Western's annuity sales are currently made through banks and thrifts. Although banks and thrifts are presently precluded by state and federal regulation from issuing insurance directly, legal and regulatory developments affecting the distribution of annuities and insurance products through financial institutions are unfolding rapidly. In January 1995, the United States Supreme Court ruled in Variable Annuity Life Insurance Company v. Nationsbank (the "VALIC Case") that the National Bank Act did not prohibit a national bank from acting as an agent to sell annuity products, as such is an activity incidental to the business of banking. Because most major banks interested in distributing annuities were already doing so, either directly, through affiliates, or through marketing companies, the VALIC Case did not have any significant impact on Western's business.

     Following the VALIC Case, a substantial unresolved legal issue remained concerning the interplay of state and federal law, including the extent to which federal banking law preempts state insurance regulatory laws, and the extent to which states may limit bank activities in the insurance arena under the McCarren-Ferguson Act (which generally provides that state insurance laws preempt federal laws that do not deal specifically with the business of insurance). In March 1996, the United States Supreme Court decided Barnett Bank of Marion County, N.A. v. Gallagher (the "Barnett Case"). At issue was the conflict between Section 92 of the National Banking Act, which permits national banks with offices located in places with fewer than 5,000 residents to sell insurance, and certain state anti-affiliation laws which prevent banks or their affiliates from selling insurance. Also before the court was the question of whether the reverse preemption provisions of the McCarren-Ferguson Act encompass state anti-affiliation laws dealing with the business of insurance.

     The Supreme Court in the Barnett Case ruled unanimously that Section 92 was in "irreconcilable conflict" with (and thus preempted) the state anti-affiliation statute at issue, and that the McCarren-Ferguson Act did not preserve the state statute. However, the Court ruled that a state may regulate the insurance sales activities of a national bank acting under Section 92 powers, provided that the state does not "significantly interfere" with the bank's exercise of these powers.

     As a result of the Barnett decision, many state legislatures and insurance departments have eliminated prohibitions that previously impeded insurance sales through financial institutions. Approximately 30 states have "wild card" or parity provisions, which are designed to effect the same treatment to state-chartered banks as national banks enjoy. In these jurisdictions, state-chartered banks have also benefited from the Barnett Case. Not surprisingly, litigation has ensued between financial institutions and insurance regulators in the aftermath of the Barnett ruling. In Texas, litigation is pending between the Insurance Commissioner and the Texas Bankers Association. The Texas Bankers Association opposes the Commissioner's interim procedures for banks selling insurance, which were promulgated in an attempt to comply with the Barnett opinion and limit bank sales of annuities to towns with fewer than 5,000 residents. The Office of the Comptroller of the Currency ("OCC") has filed a petition requesting permission to intervene in this case.

     In spite of the controversy surrounding the Supreme Court's decision, Western's sales through financial institutions have not been materially affected. The changes currently under way are more of form than substance as banks take advantage of selling structures and relationships not previously available to them.

     Some federal regulatory agencies, members of Congress and representatives of the banking industry have advocated legislative and regulatory changes, or additional changes in interpretation of existing laws and regulations, to broaden the ability of banks to participate in the underwriting of insurance products as well as the direct sale of such products. If such changes were to occur, Western could be faced with increased competition in its markets or the loss of certain marketing relationships. Consolidation of the financial services industries may be expected to continue into the foreseeable future, with financial institutions offering a broad spectrum of financial products, including insurance, to their customers. See "-- Federal Regulation", below. The Company believes that its annuity products will remain attractive to banks that wish to offer tax-deferred savings vehicles. Western's annuities offer banks and other financial institutions the advantages of fee income generation and the absence of balance sheet exposure.

  State Regulation

     Life insurance companies are subject to regulation and supervision by the states in which they are domiciled or transact business. State laws establish regulatory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating trade practices, establishing guaranty associations, licensing agents, approving policy forms, filing premium rates on certain business, setting reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus, and prescribing the maximum concentrations of certain classes of investments.

     The National Association of Insurance Commissioners ("NAIC"), an organization of state insurance regulators, attempts to standardize and coordinate state regulatory processes. It seeks to obtain these objectives by formulating model acts and regulations for adoption and implementation at the state level, establishing minimum regulatory standards and procedures, organizing multi-state responses to situations of a scope or magnitude exceeding the ability of a single state to respond, and providing a forum for the examination of and response to issues of public policy affecting the insurance industry and insurance consumers. Recent NAIC initiatives of particular concern to the Company have included: sales of insurance products by banks, federal involvement in the sales of insurance products, sales of annuities, market conduct, standardization of statutory accounting principles, the regulation of equity and other index annuities, and different formulations of a model investment act. In prior periods, the NAIC has emphasized different matters and the Company anticipates that the focus will shift again in the future. It is not, however, possible to predict the impact of changing state regulations on the operations of the Company and Western, and it should be noted that unless enacted or adopted in a jurisdiction the model acts or regulations of the NAIC do not have the effect of law.

     Guideline 33. Effective December 31, 1995, the NAIC adopted an actuarial guideline that more precisely defines the methods to be used in determining minimum statutory reserves for annuity contracts. Under this guideline, known as Guideline 33, Western is required to calculate deferred annuity reserves assuming each policyholder will receive the contract benefits which generate the greatest present value. Western estimated the effect of Guideline 33 on in-force business as of December 31, 1996, to be an increase in statutory reserves of $47.5 million. Guideline 33 permits a three-year phase-in of the required total increase. Western absorbed $15.1 million of the required increase in 1995 and $16.5 million in 1996, and the remaining required reserves will be established in 1997.

     Western considers Guideline 33 to be extremely conservative as it requires the calculation of reserves to be based on the assumption that 100% of policyholders will annuitize at the point most costly for Western. Western's actual annuitization rates during 1996, 1995, and 1994 were less than 1%.

     The Guideline 33 adjustment affects only Western's statutory financial statements. For financial statements issued in accordance with Generally Accepted Accounting Principles ("GAAP"), policy reserves for deferred annuities are equal to policy accumulation values. However, under certain circumstances the reduction in statutory surplus resulting from the Guideline 33 adjustment may constrain the ability of an insurer to write new business while maintaining desired surplus ratios, or require the insurer to seek additional capital to maintain such ratios. New products introduced since 1993 have been designed to minimize the impact of this guideline. Adoption of the guideline has not constrained Western's sales efforts.

     Guaranty Fund. Western is required under the solvency or guaranty laws of most states in which it does business to pay guaranty association assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. Western incurred no net expenses relating to reserves for guaranty fund assessments in 1996. Incurred expenses relating to reserves for guaranty fund assessments were $27.6 million, and $5.7 million in 1995 and 1994, respectively.

     After incurring a special fourth quarter 1995 charge to increase its reserve for guaranty fund assessments, Western believes it is fully reserved for all known insolvencies, and therefore does not anticipate material additional charges for guaranty assessments, in the absence of any material new insurer insolvencies. At December 31, 1996, Western held reserves of $22.1 million for future assessments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Guaranty Association Assessments".

     Risk-Based Capital. The NAIC adopted model risk-based capital ("RBC") requirements, effective December 31, 1993, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with (i) asset quality, (ii) mortality and morbidity, (iii) disintermediation and investments, and (iv) other business factors. The RBC formula is designed to be used by the state insurance departments as an early warning tool to identify possible weakly-capitalized companies for the purpose of initiating regulatory action. In addition, the formula defines a minimum capital standard which supplements the previously prevailing system of low, fixed minimum capital and surplus requirements on a state-by-state basis.

     The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve, and 50% of apportioned dividends) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred. The trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company's total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then the "Company Action Level" would be triggered. At the "Company Action Level", a company must submit to the regulatory authority a comprehensive plan which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75% but greater than or equal to 50% of its RBC. At the "Regulatory Action Level", the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control. Calculations using the NAIC formula at December 31, 1996, indicate that the ratio of total adjusted capital to RBC for Western was 265%, up from 234% at December 31, 1995. Western's RBC is more than twice the "Company Action Level".

     The Texas Department of Insurance ("TDI") follows its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting, and investment risks assumed by an insurer. Under Texas' RBC regulations, Western must maintain a minimum level of capital and surplus determined by a calculation formula contained in the Texas regulations. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) the elements used to determine minimum RBC levels in the respective calculation formulas differ, and (ii) the Texas regulations do not contain "Action Levels" (like those adopted by the NAIC) prescribing certain corrective actions if RBC threshold levels are not met, although the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of capital and surplus. Under current Texas regulations, an insurer has met RBC requirements if its admitted assets exceed its liabilities by at least 5%. At December 31, 1996, Western's admitted assets exceeded its liabilities by more than 6%.

     AVR and IMR. Statutorily required annual and quarterly financial filings require classifications of investments. The Asset Valuation Reserve ("AVR") account which consists of two main components: a "default component" to provide for future credit-related losses on fixed maturities and an "equity component" to provide for losses on all types of equity investments, including real estate. Western's maximum AVR balance as of December 31, 1996, would have been $171.9 million. However, the rules only require annual additions of up to 20% of the excess of the maximum balance over the current accumulated balance. Hence, Western's AVR balance was $109.0 million as of December 31, 1996, compared to $91.1 million as of December 31, 1995. The Company is also required to maintain an Interest Maintenance Reserve ("IMR"), which is credited with the portion of realized capital gains (losses) from the sale of fixed income securities attributable to changes in interest rates. The IMR is required to be amortized into earnings on a basis reflecting the remaining period to maturity of the fixed maturities sold. Western's IMR balance was $104.4 million and $105.3 million as of December 31, 1996, and December 31, 1995, respectively.

     Other. The Company is registered as a holding company system in Texas. Under Texas laws, the TDI regulates Texas-domiciled insurance holding company systems, including acquisitions, dividends, surplus debentures, the terms of affiliate transactions and other related matters. Texas law also limits the amount of dividends that may be paid by Western to the Company without prior regulatory approval. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

     As part of its routine regulatory oversight process, the TDI conducts a triennial examination of the books, records and accounts of each insurance company domiciled in its jurisdiction. The triennial examination is generally conducted in cooperation with the insurance departments of two or three other states under guidelines promulgated by the NAIC. The TDI last conducted an examination of Western for the triennial period ended June 30, 1994, and issued its examination report during second quarter 1995. There were no material adverse findings, and all open matters were resolved in an order dated September 6, 1995. The triennial examination for the ensuing period has not yet been scheduled.

     Most states, including Texas, have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them or their commonly controlled affiliates. The nature and extent of such legislation and regulations currently in effect vary from state to state. However, most states require administrative approval of the acquisition of 10% or more of the outstanding shares of an insurance company incorporated in the state or the acquisition of 10% or more of the outstanding stock of an insurance holding company whose insurance subsidiary is incorporated in the state. The acquisition of 10% of such shares is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. For purposes of Texas law, Western is deemed to be an affiliate of American General.

  Federal Regulation

     Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including pension regulation, banking laws, securities laws, age and gender discrimination protection, financial services regulation and federal taxation, can significantly affect the insurance business.

     Amid the increased state and federal activity arising from the Barnett decision, the OCC issued two important letters relating to bank sales of insurance. These letters further solidify the role of financial institutions as a distribution channel for insurance products. The first, issued in October 1996, affirmed that state insurance laws that do not "discriminate against or have a disparate impact on banks" are not preempted. States may impose (i) licensing requirements based on product line and the character, experience and education of the agent; (ii) testing requirements; and (iii) consumer protection and market conduct standards. The second, issued in November 1996, clarified the
Section 92 "small place" exemption by liberally construing the exemption as imposing no geographical boundaries on the customers who purchase insurance. An agency is "clearly" bona fide if agents will be managed and paid through the agency located in the small town, and use that location as their place of business for licensing purposes. In addition, in November 1996, the OCC adopted rules which defined procedures by which national banks may establish operating subsidiaries to conduct business activities "that are part of or incidental to the business of banking". At a minimum, the "operating subsidiary" rule opens the possibility of banks underwriting insurance.

     Federal legislation has been proposed which would provide expanded powers for the banking, insurance, and securities industries. Bills are currently before Congress to permit affiliates of bank holding companies to engage in insurance activities, reform the Glass-Steagall Act to allow the merger of commercial and investment banking, abolish the federal thrift charter, establish parity in interstate branching rights for state and national banks, and allow affiliation between stock and mutual insurance companies. Other federal legislative proposals may be anticipated which would similarly expand permitted banking activities to encompass the insurance business. The Company cannot assess the likelihood of passage of any such legislation, what the final terms of any proposal that is enacted might be, or what the ultimate impact on the Company of the adoption of any such proposals might be. The Company would note that certain thrift holding companies have had the ability under federal law to also own an insurance company for some time.

FEDERAL INCOME TAXATION

     Policyholders of annuity products marketed and issued by Western enjoy certain income tax advantages as compared to holders of certain other savings investments such as certificates of deposit and taxable bonds. One important tax advantage is the deferral of income taxation on any increases in the contract values of these annuity and life insurance products until those values are received by the policyholder, instead of the current taxation of all earnings that is imposed on many other savings investments. A further tax benefit is that when annuity payments are paid to a policyholder under an annuity contract, the portions of the policyholder's income that are attributable to any accrued income under the contract at the time payments commence and to all additional earnings under the contract during the annuity period are recognized as taxable income only ratably as payments are made under the contract. This treatment provides an income tax deferral as compared to the economic accrual methods that are generally required for other savings investments. These tax advantages for annuities and life insurance are provided in the Internal Revenue Code of 1986, as amended (the "Code"), and are generally followed in all states and other United States taxing jurisdictions. Accordingly, these tax advantages are subject to change by Congress and, as to state and local taxes, by the legislatures of the respective taxing jurisdictions. From time to time, Congress has considered proposals to revise or eliminate this tax deferral. If legislation were enacted to eliminate the tax deferral for certain annuities, such a change would have an adverse effect on the ability of Western to sell certain annuities.

     Numerous proposals have been advanced in Congress over the past years to modify existing federal tax law in various respects. Certain of these proposals would institute a so-called "flat tax" system that would lower the marginal tax rates of certain taxpayers, and could lower the relative value of the tax-deferral of inside buildup on insurance products, including annuities. Other proposals would expand the availability of other tax-deferred long-term savings vehicles, such as IRAs, and could result in increased competition for tax-deferred vehicles such as annuities. Still others would eliminate the income tax altogether, to be replaced by consumption-based taxes, thereby eliminating the relative value of tax deferral and increasing competition for long-term savings products such as annuities. It is impossible for the Company to predict when, if, or in what form, any such changes in tax law may be adopted, and whether any such changes will adversely affect the Company. The Labor Department's Advisory Council on Employee Welfare and Pension Benefit Plans has urged the 105th Congress to thoroughly consider the effect on retirement savings before voting on any tax reform proposals.

     Policyholders who purchase variable annuities receive tax treatment and deferral as described above for annuities generally. However, at the time of withdrawal, or receipt by the policyholder, the entire investment income is taxed at ordinary rates, and no capital gains treatment is available.

     Western sells tax-qualified 403(b) annuities to the tax-qualified retirement market. A tax-qualified 403(b) annuity is a retirement savings plan vehicle through which educators and employees of not-for-profit institutions are permitted under section 403(b) of the Code to defer income through a salary reduction program. A tax-qualified annuity purchased under section 403(b) is similar to contributions made to a pension plan, but with different rules on the maximum amount of current income which may be contributed by the participant on a pre-tax basis.

     Western is taxed as a life insurance company as provided in the Code. The Revenue Reconciliation Act of 1990 amended the Code to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. Since the change only affects the timing of the deductions, it does not affect tax expense as shown on Western's financial statements prepared in accordance with GAAP. However, the change will increase the tax provisions for statutory accounting purposes, which will reduce statutory surplus and, accordingly, decrease the maximum amount of cash dividends that may be paid by Western in certain conditions.

     The Code generally does not permit a life insurance company and a non-life insurance company such as the Company to file a consolidated tax return unless they have been members of the same affiliated group for tax purposes for at least five taxable years immediately preceding the taxable year for which the consolidated return is filed. The Company and Western have not met the five-year requirement. As a result, Western and the Company currently file separate tax returns. This inability to file a consolidated tax return may result in higher current tax payments to the extent that tax losses at the Company level cannot be used currently to offset taxable income at the Western level.

EMPLOYEES

     The Company employs approximately 290 people, approximately 250 of which are employed by Western. None of these employees are covered by a collective bargaining agreement. The Company believes that it has good relations with its employees.

EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of the Company are:

                                                  EXECUTIVE
                                                   OFFICER
                   NAME                     AGE     SINCE                   TITLE
                   ----                     ---   ---------                 -----
Michael J. Poulos.........................  66      1993      Chairman of the Board, President,
                                                                and Chief Executive Officer
Richard W. Scott..........................  43      1994      Vice Chairman, General Counsel,
                                                              and Chief Investment Officer
John A. Graf..............................  37      1993      Vice Chairman and Chief Marketing
                                                                and Administrative Officer
Arthur R. McGimsey........................  52      1993      Executive Vice President and
                                                              Chief Financial Officer
Michael J. Akers..........................  47      1994      Executive Vice President and
                                                              Chief Actuary

     Officers are elected annually by the Board of Directors for one-year terms, subject to removal by the Board. The executive officers of the Company generally serve in comparable positions with Western.

     Mr. Poulos has been Chairman of the Board, President, and Chief Executive Officer of the Company since October 1993. Prior to joining the Company in 1993, Mr. Poulos was employed at American General for 23 years, including ten years as President, and retired as Vice Chairman in 1993. From 1979 until he joined the Company, Mr. Poulos also served as Chairman or Senior Chairman of American General's principal life insurance subsidiaries, including VALIC.

     Mr. Scott was named Executive Vice President and General Counsel and a director of the Company in February 1994. He was named Chief Investment Officer of the Company in 1995, and was named Vice Chairman in July 1996. From 1984 until he joined the Company, Mr. Scott was a partner of the Houston, Texas, office of the law firm of Vinson & Elkins L.L.P., where he specialized in corporate finance.

     Mr. Graf was named Executive Vice President and Chief Marketing Officer of the Company in November 1993, and was named Vice Chairman in July 1996, at which time he also assumed responsibility for the Company's administrative operations. He was Senior, Second or Assistant Vice President or Vice President, Marketing of Conseco and Western from November 1987 until the Reorganization, and has served as Chief Marketing Officer of Western since March 1993. From 1986 to 1987, Mr. Graf was Vice President of Skokie Federated Insurance, Inc., a subsidiary of Skokie Federal Savings, and from 1981 to 1986, he was a sales manager with John Hancock Mutual Life Insurance Co.

     Mr. McGimsey has been Executive Vice President and Chief Financial Officer since November 1993. From 1988 until he joined the Company, he was President of American Benefit Plan Administrators, Inc. (a third party administrator of benefit programs). From 1986 to 1988, Mr. McGimsey was Executive Vice President of American General Life Insurance Company and from 1984 to 1986, he served as Executive Vice President of Sun Life Insurance Company. From 1970 to 1984, Mr. McGimsey served in various management capacities with Integon Corp. (an insurance company).

     Mr. Akers joined the Company as Vice President and Chief Actuary in November 1993, and was named a Senior Vice President in July 1994. Mr. Akers was named an Executive Vice President of Western in February 1996, and of the Company in February 1997. From 1990 to 1993 he was Vice President -- Actuarial of Conseco. For 16 years prior thereto, Mr. Akers worked as an executive with an actuarial software development and data processing firm.

     Reference is made to the material incorporated by reference in "Item 11. Executive Compensation" of this report with respect to employment arrangements between the Company and the above officers.

ITEM 2. PROPERTIES

     The Company leases approximately 25,000 square feet in an office building in Houston, Texas. The lease expires in 2000. The Company owns a five-story office building located in downtown Amarillo, Texas, which serves as the Company's annuity administration center. This building has approximately 50,000 square feet of net usable space. The Company believes that its existing facilities are adequate to meet its current and future anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to, and its property is not subject to, any material pending legal proceedings other than routine matters arising in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In the fourth quarter of 1996, no matters were submitted to a vote of the security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to the Reorganization, all of the Company's common stock was owned by a subsidiary of Conseco. The common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "WNH" on February 9, 1994.

     The following table sets forth the trading range on the NYSE Composite Tape, and dividends paid per share, for the common stock for the periods indicated:

                                                             HIGH            LOW       DIVIDENDS
                                                           --------        --------    ---------
1995:
  First Quarter..........................................    $13 1/8         $10 7/8     $.04
  Second Quarter.........................................     13 1/4          10 7/8      .04
  Third Quarter..........................................     14 1/4          11 5/8      .04
  Fourth Quarter.........................................     16 1/4          13 1/2      .04
1996:
  First Quarter..........................................    $17 1/8         $15 1/8     $.04
  Second Quarter.........................................     19 1/2          16 1/8      .04
  Third Quarter..........................................     19 1/4          15 7/8      .04
  Fourth Quarter.........................................     19 7/8          17 1/8      .04
1997:
  First Quarter (through March 6, 1997)..................    $25 5/8         $18 5/8     $.04

     The closing price of the common stock on the NYSE Composite Tape on March 6, 1997, was $23 7/8 per share. On that date there were approximately 8,000 holders of common stock, including those known to the Company to be beneficial owners through participation in securities position listings.

     The Company's Board of Directors has established a policy of declaring regular quarterly cash dividends. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and regulatory restrictions on the payment of dividends and other factors the Board of Directors deem relevant. The Company's general policy is to retain most of its earnings to finance the growth and development of its business. Future borrowing agreements of the Company may contain certain limitations on the payment of dividends.

     On September 17, 1996, the Company issued 7,254,464 shares of a newly-created class of Series A Participating Convertible Preferred Shares (the "Series A Preferred Stock") to American General for net cash proceeds of approximately $126 million. The Series A Preferred Stock shares pro rata on a share-for-share basis with the Company's existing common stock in dividends and in liquidation, subject to a $.001 per share liquidation preference. No dividend may be paid on shares of the Company's common stock unless a corresponding dividend is paid on the Series A Preferred Stock. Except as otherwise required by Delaware law, the Series A Preferred Stock has no voting power. The Series A Preferred Stock is not redeemable. The Series A Preferred Stock automatically converts with no further action on the part of the Company or its holder into common stock on a share-for-share basis, upon approval of the Company's common stockholders of the issuance of the common stock. The Company has agreed to submit to its shareholders a proposal providing for such conversion at its 1997 annual meeting of shareholders. The Certificate of Designation also contains anti-dilution provisions relating to conversion. Reference is made to the Company's Report on Form 8-K/A, dated September 17, 1996, for a more detailed description of the Series A Preferred Stock. As a result of this issuance, American General now owns 24,947,500 shares of common stock and 7,254,464 shares of Series A Preferred Stock, which are treated as common stock equivalents. American General's combined ownership of common stock and Series A Preferred stock represents a 46.2% equity interest in the Company.

     As a result of the Company's holding company structure, its ability to pay dividends and make required debt service payments depends ultimately upon the cash flow generated by Western's operating activities and the ability of Western to pay dividends to the Company. Dividend payments by an insurance company, such as Western, are subject to statutory limitations and in certain cases to the approval of insurance regulatory authorities. Generally, annual dividends in excess of maximum amounts prescribed by state statutes (so-called "extraordinary dividends") may not be paid without the approval of the insurance commissioner of the insurance company's state of domicile. Western is domiciled in Texas and at present may not, without the prior approval of the TDI, pay dividends in any twelve-month period exceeding the greater of (i) statutory net gain from operations (excluding realized gains or losses on investments) for the preceding year or (ii) 10% of statutory surplus at the end of the preceding year. As of January 1, 1997, the amount payable as dividends by Western to the Company without prior TDI approval was $57.0 million.

ITEM 6. SELECTED FINANCIAL DATA

     Reference is made to the audited Consolidated Financial Statements contained in Item 8 herein, including the consolidated balance sheets as of December 31, 1996 and 1995, the statements of operations for the fiscal years ended December 31, 1996, 1995 and 1994, the related Notes to the Consolidated Financial Statements, and to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". This information has been prepared on a basis that restates the accounts of Western and the Company as if Western had been a subsidiary of the Company for all periods presented. See Note 1 to the Consolidated Financial Statements. For periods prior to February 1994, this information and the Consolidated Financial Statements do not give effect to the issuance of $150 million of Senior Notes by the Company or to the issuance of 2.3 million shares of the Company's common stock in the Reorganization completed in February 1994. See "Item 1. Business -- Background" and Notes 1 and 16 to the Consolidated Financial Statements. Life Company Data is based upon statutory accounting practices that differ in certain respects from GAAP, and was derived from statutory financial statements filed with the state insurance regulatory departments.

                            SELECTED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1996        1995       1994       1993       1992
                                                              ---------   --------   --------   --------   --------
                                                                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues..............................................  $   800.6   $  569.6   $  615.6   $  774.2   $  653.2
  Insurance policy income...................................       92.8       29.1       27.4       21.8       48.0
  Net investment income.....................................      703.1      662.9      637.4      610.1      507.8
  Equity in earnings of partnership investments.............        7.0        3.8         --         --         --
  Net trading income........................................         --         --        3.7       49.6       25.0
  Net realized gains (losses)...............................       (2.3)    (126.2)     (52.9)      92.7       72.4
Benefits and expenses.......................................      647.7      560.8      501.5      569.7      496.4
  Amortization and change in future policy benefits related
    to realized gains (losses)..............................        0.6      (29.8)     (16.8)      84.3       64.6
Income before income taxes..................................      152.9        8.8      114.1      204.5      156.8
Net income..................................................       99.4        7.3       73.3      130.0      102.2
Ratio of earnings to fixed charges(1).......................       1.38x      1.02x      1.32x      1.60x      1.57x
Ratio of earnings to fixed charges, excluding interest on
  annuities and financial products(2).......................       8.01x      1.44x      7.75x     33.98x     26.70x
BALANCE SHEET DATA (at period end):
Total assets................................................  $10,095.5   $9,312.2   $8,321.2   $8,369.7   $7,640.6
Invested assets, at carrying value..........................    9,376.1    8,845.2    7,452.6    7,918.1    5,787.9
Invested assets, at amortized cost..........................    9,271.1    8,492.0    8,058.2    7,686.2    5,673.8
Insurance liabilities, with SFAS 115 adjustment.............    8,679.9    7,915.8    7,776.1    7,379.9    6,894.3
Insurance liabilities, without SFAS 115 adjustment..........    8,679.9    7,879.5    7,776.1    7,343.0    6,869.5
Long-term debt..............................................      148.0      147.8      147.7         --         --
Shareholders' equity, without SFAS 115 adjustment...........      875.7      659.3      662.6      723.1      608.6
Shareholders' equity(3).....................................      914.8      784.5      339.4      760.9      622.3
ADDITIONAL DATA:
Earnings, excluding net realized gains (losses), net of
  applicable expenses, amortization and taxes...............  $   101.3   $   69.5   $   94.2   $   93.4   $   80.6
Realized gains (losses) net of applicable amortization,
  expenses and taxes(4).....................................       (1.9)     (62.2)     (20.9)      36.6       21.6
Net income(4)...............................................       99.4        7.3       73.3      130.0      102.2
PER SHARE DATA:
Earnings, excluding net realized gains (losses), net of
  applicable expenses, amortization and taxes...............  $    1.56   $   1.11   $   1.52   $   1.56   $   1.34
Realized gains (losses) net of applicable amortization,
  expenses, and taxes(4)....................................       (.03)      (.99)      (.34)       .61        .36
Net income(4)...............................................       1.53        .12       1.18       2.17       1.70
Book value (at period end) without SFAS 115 adjustment......      12.58      10.58      10.63      12.05      10.14
Book value (at period end)(5)...............................      13.14      12.59       5.47      12.68      10.37
Cash dividends per common share(6)..........................        .16        .16        .12       1.23         --
Common shares outstanding (at period end)(7)................       62.4       62.3       62.3       60.0       60.0
LIFE COMPANY DATA:
Premiums collected(8).......................................  $ 1,625.5   $  720.4   $  751.9   $  563.0   $  840.7
  First year premiums and deposits:
    Single premium deferred annuities(8)(9).................    1,420.2      559.5      616.2      404.3      667.1
    Flexible premium deferred annuities.....................       11.2       27.4       14.8       23.2       19.4
    Single premium immediate annuities......................      127.5       64.4       50.5       57.0       76.8
    Variable annuities......................................        6.1         --         --         --         --
    Other...................................................         --         --         --        6.4         --
  Renewal premiums and deposits:
    Flexible premium deferred annuities.....................       56.5       64.8       65.8       67.1       71.8
    Life products...........................................        4.0        4.3        4.6        5.0        5.6
Statutory capital and surplus...............................      572.4      426.1      375.7      372.8      388.9
Adjusted capital accounts (at period end)(10)...............      785.8      622.5      632.4      641.7      519.3

---------------

 (1) For purposes of this ratio, "fixed charges" consist of interest expense on annuities, financial products, investment borrowings, and notes payable, and "earnings" consist of income before income taxes plus the fixed charges, as defined.

 (2) For purposes of this ratio, "fixed charges" consist of interest expense on investment borrowings and notes payable, and "earnings" consist of income before income taxes plus the fixed charges, as defined.

 (3) Reflects the effects of the marking to market the Company's fixed maturities portfolio and related adjustments, as required by SFAS 115.

 (4) The level of net realized gains (losses) is subject to fluctuation from period to period. The additional data is provided for analytical purposes disclosing the impact of these items on net income.

 (5) After giving effect to the adjustments required by SFAS 115.

 (6) Includes a one-time $73.8 million dividend to Conseco in 1993 and excludes a note in the amount of $150 million issued to Conseco in connection with the Reorganization which was accounted for as a dividend.

 (7) Excludes 7,254,464 outstanding shares of Series A Preferred Stock.

 (8) Excludes $194.6 million and $59.2 million of SPDA premium attributable to internal exchanges for 1996 and 1995, respectively.

 (9) Includes certain deferred annuity products that allow for additional deposits, but generally have been utilized as SPDAs.

(10) Includes statutory capital and surplus, asset valuation reserve (AVR), and interest maintenance reserve (IMR) for the appropriate periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements and Supplementary Data". The historical financial and operating data for the Company are presented on a consolidated basis for the Company as if Western had been a part of the Company for all periods presented. The historical data for periods prior to February 15, 1994, when Western was owned by Conseco, does not, however, reflect the effects of the issuance of the Senior Notes or of the additional shares of Company common stock issued in the Reorganization.

RESULTS OF OPERATIONS

  General

     The Company's operating earnings are primarily a function of its investment spread, the amount of its invested assets, and its operating expenses. Accordingly, management's principal emphasis is on generating profits through adequate pricing of its insurance products and maintaining appropriate investment spreads throughout the life of the policies sold. Investment spread is the excess of net investment income over interest credited to insurance liabilities, and is a function of the level of, and yield on, invested assets and the interest crediting rates on insurance liabilities. The Company's investment spread over recent periods has been maintained through a combination of active investment management and the ability to change rates credited on a majority of its insurance liabilities. Management adjusts crediting rates based upon pricing objectives, current investment performance, market interest rates, and competitive factors. Although Western has the right to adjust interest crediting rates on most products, such adjustments to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market-rate environments. Furthermore, competitive and other factors may limit Western's ability to adjust crediting rates. A narrowing of spreads may adversely affect operating results. Western believes that its policy structure, which generally provides for resetting of policy crediting rates at least annually and imposes withdrawal penalties during the first five to ten years a policy is in force, mitigates substantially the potentially adverse effects of interest rate changes, except in the case of sudden and dramatic changes in market rates.

     In first quarter 1996, Western revised the manner in which it reports investment spread on insurance liabilities. Western began excluding first-year bonus interest on certain deferred annuities, which is generally paid in lieu of commissions, from its average crediting rate calculations. Bonus interest is capitalized along with other acquisition expenses and amortized over the lifetime of the block of business. Prior periods have been adjusted to reflect this change. Western believes that the exclusion of the capitalized bonus interest is more consistent with the presentation of interest expenses and acquisition expenses in its Statement of Operations.

     As of the last day of each quarter, Western determines investment spread on insurance liabilities by measuring the difference between the average yield on invested assets and the average base liability crediting rate on such date. Since first quarter 1994, investment spread, as so defined, has remained between approximately 1.91% and 2.13%, and stood at approximately 2.13% at December 31, 1996. In second quarter 1996, Western also began presenting its average spread on insurance liabilities for each quarter, which Western believes more accurately reflects its experience during the reported period. Average investment spread calculations exclude prepayment income and loss, income from the Company's investment in limited partnerships, and investment income from other non-scheduled sources. Average investment spread has remained between approximately 1.96% and 2.19% since first quarter 1994, and was 2.19% for fourth quarter 1996. Western generally expects to maintain a spread within the range of spreads it has achieved in recent years. The level of the investment spread varies over time as a result of market factors, competitive influences, crediting rates, and investment yields.

     Operating earnings (which exclude realized investment gains and losses, net of applicable adjustments to amortization, expenses and taxes) for the year were $101.3 million, or $1.56 per share, compared to $69.5 million, or $1.11 per share in 1995, and $94.2 million, or $1.52 per share, in 1994. Operating earnings for 1995 include a special charge of $21.0 million, or $.34 per share, reflecting an increase in reserves for future guaranty fund assessments (see "Guaranty Association Assessments", below) and adjustments made to the cost of policies purchased and produced (see "Amortization related to operations", below). Because the decision to realize investment gains or losses lies to a great degree in management's discretion, and may reflect tax or other considerations unrelated to core earning power, management believes that operating earnings are the best indication of earnings capacity for financial services organizations such as Western.

     The following table sets forth operating and net income for the three-year period ended December 31, 1996:

                                                            1996      1995      1994
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Operating revenues.......................................  $802.9    $695.8    $664.8
Benefits and expenses, excluding special charge..........   647.1     558.2     518.3
                                                           ------    ------    ------
Pre-tax operating income, excluding special charge.......   155.8     137.6     146.5
Income tax expense from operations, excluding special
  charge.................................................    54.5      47.1      52.3
                                                           ------    ------    ------
Net operating income before special charge...............   101.3      90.5      94.2
Special charge...........................................      --     (21.0)       --
                                                           ------    ------    ------
Net operating income after special charge................   101.3      69.5      94.2
Realized investment gains (losses) net of amortization,
  expenses and taxes.....................................    (1.9)    (62.2)    (20.9)
                                                           ------    ------    ------
Net Income...............................................  $ 99.4    $  7.3    $ 73.3
                                                           ======    ======    ======

  Discussion of Changes in the Statement of Operations for Years Ended December 31, 1996, 1995 and 1994

     Net investment income. Net investment income, including the Company's equity earnings in partnerships and other equity-type investments, increased $43.4 million, or 7%, in 1996, to $710.1 million from $666.7 million in 1995. The 1995 figure reflects an increase of $29.3 million from the $637.4 million earned in 1994. This category of earnings, net of interest expense on short-term investment borrowings, was $699.0 million for 1996 compared to $657.5 million and $630.1 million for 1995 and 1994, respectively. The increase in net investment income for 1996 is partially attributable to an increase in the amount of invested assets, an increase in income resulting from a limited partnership, and from prepayment revenues, which is included in this category of earnings. Prepayment revenues resulted in $4.5 million of income in 1996 compared to prepayment revenues of $1.9 million and $3.1 million in 1995 and 1994, respectively. The amount of prepayment revenues received by Western varies significantly from period to period based on both the composition of the portfolio and the level of and direction of changes in market interest rates. Generally, prepayment revenues will increase as market interest rates decline and decrease as market interest rates rise. The increases in investment income also reflect the beneficial effects of the realized losses recorded in 1994 and 1995, which enabled the Company to increase the effective yield on the assets sold, as well as generating tax refunds from the carryback of realized losses against prior period gains.

     The Company's equity share of net income in Conseco Capital Partners II, L.P. ("CCPII") for 1996 was $7.0 million, compared to $3.8 million for 1995. The Company committed to its investment in CCPII in third quarter 1994, and did not report any income from CCPII in 1994. CCPII was dissolved during the third quarter 1996. The Company has begun to invest in certain partnership investments that are intended to replace the investment income previously generated by CCPII. However, the Company anticipates that total partnership investments will not exceed approximately 1% of total invested assets. Partnership investments are likely to result in a higher degree of volatility in reported earnings than is typically the case with fixed income investments, and present a greater risk of loss, as they generally reflect equity claims on an issuer's capital structure junior to that of most fixed-income investments.

     Net investment income also increased in 1996 from earlier years because Western was more fully invested. During the second half of 1996, Western began to pre-invest in anticipation of future net cash flows, as such net cash flows from operations had increased. The percentage of cash flow that is pre-invested by Western is based on market conditions and varies from time to time. During fourth quarter 1996, the average daily amount outstanding reflecting such advance investments was approximately $116.0 million. The Company earns a positive spread on such advance investments so long as short-term rates are lower than the rates earned in such investments. The amount of cash flow that is pre-invested is not anticipated to exceed approximately 2% of invested assets, or approximately one month of premium flow.

     For 1996, net investment income also benefited from the substantially larger average balance of investment securities held by Western compared with 1995 and 1994. On an amortized cost basis, the investment portfolio, net of short-term investment borrowings, was approximately $9.1 billion as of year-end 1996, compared to $8.2 billion and $8.0 billion as of year-end 1995 and year-end 1994, respectively. The average portfolio yield (calculated based on amortized cost) was 8.2% for each of 1996 and 1995, and 8.1% for 1994. See "Investments", below, for a discussion of the factors affecting average portfolio yields for 1996, 1995, and 1994.

     Net realized investment gains (losses). Net realized investment losses were $2.3 million in 1996, compared to losses of $126.2 million in 1995 and $49.2 million in 1994. Net of related adjustments to amortization, reserves, related expenses, and taxes, net realized investment losses were $1.9 million in 1996, compared to net losses of $62.2 million in 1995 and $20.9 million in 1994. The level of investment gains and losses in the portfolio is dependent on general market conditions and market interest rates, as well as the amount of activity in the portfolio. Western follows an active strategy in the management of its portfolio, in which decisions to buy, sell, or hold securities are dictated principally by relative value analysis, rather than the gain (loss) to be realized on any given trade. Western generally intends to seek to operate its portfolio on a gain/loss neutral basis. Management elected to incur substantial realized losses in 1995 and 1994 in order to utilize certain capital loss tax carrybacks that would otherwise have expired at the end of 1995. Realized losses incurred in 1995 gave rise to $37.8 million of tax refund received in 1996. This program was initiated in 1994, and $26.4 million of the cash tax refund received in March 1995 was attributable to the 1994 losses.

     Amortization and change in future policy benefits related to realized gains and losses. As described in Note 1 to the Consolidated Financial Statements, the realization of investment gains and losses affects the timing of amortization of the cost of policies purchased and the timing of amortization of cost of policies produced. Additionally, the realization of investment gains may also require that insurance liabilities on certain life insurance products be increased. As a result of the net realized gains and losses from sales of fixed maturities, amortization of the cost of policies purchased decreased by $2.3 million in 1994; amortization of cost of policies produced increased by $0.6 million in 1996, decreased by $29.8 million in 1995, and decreased by $16.7 million in 1994. As a result of realized gains in 1994, insurance liabilities on certain life insurance products increased by $2.2 million in 1994.

     Insurance policy and fee income. Insurance policy and fee income was $92.8 million, $29.1 million, and $27.4 million in 1996, 1995, and 1994, respectively. This income relates primarily to premiums from products with mortality and morbidity features such as traditional life insurance and certain SPIAs. It also includes surrender charge income, primarily from deferred annuities, and fee income from direct sales operations. The significant increase in this source of income in 1996 was primarily due to $71.1 million of premium income resulting from the modified coinsurance agreement entered into with AGLIC in fourth quarter 1995. The agreement provides for the parties to jointly market SPIA policies in the structured settlement market. The increase in 1995 from 1994 was primarily a result of fee income due to a direct sales operation that was purchased by the Company in the third quarter 1994.

     Insurance policy benefits and other liabilities. Total insurance policy benefits (including changes in future policy benefits), which relate solely to policies with mortality features, increased $61.8 million in 1996 from 1995, and increased $3.2 million in 1995 from 1994. The 1996 increase was primarily due to the modified coinsurance agreement entered into with AGLIC in fourth quarter 1995, which resulted in a recognition of $71.1 million of insurance policy benefits in 1996. Full-year 1996, 1995, and 1994 reflected favorable mortality experience of $3.9 million, $0.2 million, and $1.4 million, respectively.

     Interest expense on annuities and financial products. Interest expense on annuities and financial products was $381.7 million in 1996, representing an increase of $16.8 million, or 5%, from 1995, and increased by $20.7 million, or 6%, in 1995 from 1994. The increase in 1996 reflects an increase in reserves to $7.3 billion at year-end 1996 from $6.6 billion at year-end 1995, partially offset by lower crediting rates on insurance liabilities in 1996 compared to 1995. The increase in 1995 reflects an increase in reserves to $6.6 billion at year-end 1995 from $6.5 billion at year-end 1994 and slightly higher crediting rates in 1995 compared to 1994. The average rate credited on all insurance liabilities declined to approximately 6.1% at December 31, 1996, from 6.4% and 6.3% at year-end 1995 and 1994, respectively. Average crediting rates on annuities may increase if market interest rates rise, or if lower cost policies lapse, are repriced, or are replaced with policies having higher crediting rates. Conversely, if rates generally decrease, the average credited rate will generally tend to decrease over time as well.

     Amortization related to operations. Amortization of the cost of policies produced and purchased, which excludes the effects of realized gains (losses), increased by $4.5 million in 1996 over 1995, and increased by $17.0 million in 1995 over 1994. The increases in 1996 and 1995 amortization were the result of increases in the amount of in-force business and changes in assumptions made in fourth quarter 1995 concerning crediting rates on policyholder balances and expected lapses of certain out-of-surrender-charge blocks of business. Asset balances and amortization of costs of policies produced and purchased are reviewed annually for products governed by SFAS 97 and may be reviewed more frequently if circumstances dictate. This accounting standard requires that the asset balances and future amortization be unlocked; i.e., recomputed based on actual past experience and updated expectations of future experience. This unlocking may result in both one-time adjustments related to prior amortization as well as changes to ongoing amortization rates. Amortization for 1995 includes an unlocking adjustment of $19.7 million, of which $1.6 million was expensed in the first six months of 1995, due to actual lapses in excess of expected amounts for that period. The remaining $18.1 million, which was expensed in the fourth quarter of 1995, was based on the results of Western's annual unlocking study. Increased amortization in 1995 was partially offset due to an increase in the guaranty fund liability. Full year unlocking adjustments for 1994 totaled $1.6 million. No unlocking adjustments were made in 1996. While withdrawals for 1996 exceeded expected levels, improvement in spread effectively offset the effects of higher withdrawals. As a result, the annual unlocking study for 1996 revealed no need for an unlocking adjustment to 1996 scheduled amortization.

     The special fourth-quarter 1995 charge reflected principally adjustments to amortization resulting from refinements to persistency assumptions for policies sold from 1990 through 1992, and were based on actual 1995 experience. The policies sold from 1990 through 1992 were written at comparatively high interest crediting rates (in the 8% to 9% range), and then experienced substantial reductions in interest rates credited in subsequent periods. As a result, management believes that such policies may be more likely to lapse, despite the unavailability of superior interest rates in the market, than would be the case with later business, which has experienced, and is expected to continue to experience, a more level crediting rate history. The special fourth-quarter 1995 charge also included adjustments related to estimated persistency for 1995 and beyond. Accordingly, Western does not anticipate the need for any additional material unlocking adjustments to amortization. However, such adjustments could become necessary if economic or other factors, such as a persistent high interest rate environment, were to result in persistency or spread experience substantially worse than that realized in 1995 and 1996. See "Risks of Changing Interest Rates", below.

     Scheduled amortization in future periods is expected to increase over prior periods (excluding amortization associated with the special fourth-quarter 1995 adjustment) as a result of new business written in 1996 and 1995 and the revisions of adjustments that led to the special fourth-quarter 1995 unlocking adjustment. The amount of amortization for future periods will depend on the level of sales, withdrawals, and realized gains (losses).

     Other operating costs and expenses. Other operating costs and expenses, excluding a special charge for guaranty fund assessments of $24.5 million taken in the fourth quarter 1995, decreased $4.0 million in 1996 compared to 1995. The lower operating costs and expenses for 1996 were due to a decrease in expenses relating to guaranty fund assessments of $5.1 million (excluding the special fourth quarter 1995 charge) for 1996 compared to 1995. See "Guaranty Association Assessments", below. Excluding the special charge for guaranty fund assessments taken in fourth quarter 1995, other operating costs and expenses increased by $4.0 million in 1995 over 1994 levels. The increase in 1995 was primarily due to $2.4 million of operating expenses relating to a direct sales operation purchased by the Company in third quarter 1994, and $1.6 million associated with higher post-Reorganization expenses.

     Interest expense on notes payable and investment borrowings. Interest expense of $21.8 million for 1996 was up from $19.9 million in 1995. Interest expense for 1996 and 1995 consisted of $8.1 million and $8.6 million, respectively, in interest expense on short-term investment borrowings (primarily mortgage dollar roll transactions whereby Western seeks to enhance yield by reinvesting the proceeds at higher rates), $3.0 million and $0.6 million, respectively, of interest on other short-term borrowings, and $10.7 million of interest expense relating to the Senior Notes for both years. Interest expense for 1995 increased $3.0 million from 1994, due principally to the fact that the Senior Notes were outstanding throughout the entire year in 1995, but for only 46 weeks in 1994. The amount of investment interest expense and other short-term interest expense may vary substantially from time to time based on the level of market interest rates and the volume of borrowings.

     Income taxes. Income taxes for 1996 were $53.5 million, compared to $1.5 million and $40.8 million in 1995 and 1994, respectively. The significantly lower level of income taxes for 1995 compared to 1996 and 1994 was primarily attributable to the Company's 1995 tax loss recovery program. See "Net realized investment gains (losses)", above. Additionally, increased operating earnings also contributed to a higher income tax level for 1996 compared to 1995.

     The components of income tax included in the consolidated balance sheet are as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1995
                                                              --------     ---------
                                                              (DOLLARS IN MILLIONS)
Deferred income tax liabilities:
  Western's operations......................................     $77.3        $ 51.0
  Unrealized appreciation on invested assets................      21.1          67.4
                                                                 -----        ------
Deferred income tax liabilities.............................     $98.4        $118.4
                                                                 =====        ======
Deferred income tax assets:
Company net operating loss carryforward.....................     $13.4        $  8.9
                                                                 -----        ------
Deferred income tax assets..................................     $13.4        $  8.9
                                                                 =====        ======

     The deferred income tax liability of $98.4 million at December 31, 1996, was partially the result of the temporary differences between tax and financial bases of the cost of policies produced, the cost of policies purchased, and insurance liabilities. Also contributing to the tax liability were the temporary differences between tax and financial bases related to net unrealized appreciation of actively managed fixed maturities that are carried at market value in accordance with the requirements of SFAS 115.

     The deferred income tax asset of $13.4 million at December 31, 1996, is attributable to net operating losses incurred at the holding company level that cannot be utilized by Western since each is required to file separate federal income tax returns. Net operating losses at the holding company level totaled $38.3 million at December 31, 1996, and can be carried forward to offset future taxable income at the holding company level. If such net operating losses are not utilized, they will begin expiring in 2009. Management believes that it is more likely than not that the deferred tax asset of $13.4 million will be realized against future years' taxable income generated at the holding company level during the carryforward period.

     As of December 31, 1996, the consolidated federal income tax returns for 1993 and short period ending February 15, 1994, in which Western was included pursuant to a tax sharing agreement, are in the process of being audited. Management does not anticipate any material adjustment by the Internal Revenue Service.

     Net income. Net income in 1996 was $99.4 million, compared with $7.3 million and $73.3 million for 1995 and 1994, respectively. The increase in net income in 1996 from 1995 was primarily the result of the termination at the end of 1995 of the Company's realized tax loss recovery program and increases in operating revenues. See "Net realized investment gains (losses)", below. In addition, net income was reduced in 1995 due to the special after-tax charge of $21.0 million, which resulted from an increase in reserves for future guaranty fund assessments (see "Guaranty Association Assessments", below) and adjustments made to the deferred acquisition cost asset (see "Amortization related to operations", above). The decrease in net income in 1995 from 1994 was also primarily due to the Company's realized tax loss recovery program in 1995 and the special after-tax charge of $21.0 million in fourth quarter 1995.

INVESTMENTS

     Western's investment strategy is to maintain a portfolio consisting largely of readily-marketable, investment grade fixed maturities, to provide adequate liquidity through active asset/liability management for expected liability cash flows and other requirements, and to maximize return through active investment management. Western's investment strategy places strong emphasis on active asset/liability management as a principal tool to mitigate variations in investment spread and disintermediation risk. At December 31, 1996, Western had total invested assets with a carrying value of approximately $9.4 billion. See "Item 1. Business -- Investments" and Note 2 to the Consolidated Financial Statements.

     The following table shows Western's investment performance for the three years ended December 31, 1996:

                                                                 DECEMBER 31,
                                                       --------------------------------
                                                         1996        1995        1994
                                                       --------    --------    --------
                                                            (DOLLARS IN MILLIONS)
Net investment income(1).............................  $  710.1    $  666.7    $  637.4
Average net invested assets, at amortized cost(2)....   8,713.6     8,150.0     7,907.4
Yield on invested assets, at amortized cost..........       8.2%        8.2%        8.1%

---------------

(1) Includes equity in earnings of partnership investments.

(2) Net of short-term investment borrowings and amounts due to brokers.

     The portfolio yield for 1996 and 1995 was approximately 8.2%, and was approximately 8.1% for 1994. Market interest rates rose by approximately 100 basis points in most maturity ranges during the first half of 1996, then declined by 25-30 basis points during the second half of the year. Although market interest rates were generally higher in 1996 than the levels prevailing in late 1995, changes in market rates affect Western's portfolio yield only slowly due to the relatively small volume of new investments in any one period relative to the size of the overall portfolio. In addition, because the portfolio includes a mix of securities with yields both above and below the average portfolio yield (as well as both above and below current market rates), changes in portfolio yield will not necessarily parallel changes in market rates, except over longer periods of time. Securities that are sold or otherwise redeemed, or that are partially prepaid, may be yielding rates above and below the portfolio yield or current market rates. As part of Western's realized loss/tax recovery program in 1995, a majority of the portfolio sales transactions were concentrated in lower yielding issues; therefore, average portfolio yield remained relatively unchanged in 1995 despite the general decrease in market interest rates during that year.

     The creditworthiness of each issuer whose securities are held in the portfolio is evaluated periodically by Western and its portfolio managers, with special attention given to those securities with market values which have declined or appreciated materially for reasons other than changes in interest rates or other general market conditions. Available evidence is considered to evaluate the realizable value of the investment, including specific conditions of the issuing entity and its ability to comply with the material terms of the security. Evidence reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other information. If evidence does not exist to support a realizable value equal to or greater than the cost basis of the investment, and such decline in market value is determined to be other than temporary, the carrying amount would be written down to net realizable value. Any recoveries would not be recognized, except in the form of realized gains generated upon the sale, repayment, or other disposition of the investment.

     Investments in fixed maturities that are rated below investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with NAIC Class Designations below 2) were 7.0% of fixed maturities and 6.6% of total invested assets as of December 31, 1996. Western currently plans to remain in the range of such percentages in the investment of its portfolio in below investment grade fixed maturities, although such percentages may vary by several percentage points from time to time. Individual investments in below investment grade corporate debt securities generally have greater risks than other individual corporate debt investments. Risk of loss upon default by the borrower is greater with below investment grade corporate debt securities because these securities generally are unsecured and often are subordinated to other creditors of the issuers. Furthermore, because the issuers usually have high levels of indebtedness, they are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Western is aware of this risk exposure and monitors its below investment grade securities closely.

     At December 31, 1996, Western had no fixed maturities known to be in default of either a substantive nature (i.e., in default due to nonpayment of interest or principal) or technical nature (i.e., in default, but not as to the payment of interest or principal), which includes investments in grace periods or with waivers. During 1996, Western recorded writedowns of fixed maturities totaling $1.6 million for credit-related permanent impairments of value, compared to $6.4 million and $0.4 million in 1995 and 1994, respectively.

     If Western determines that changes in conditions dictate that an investment be disposed of, the security will be sold and any associated gain (loss) recognized.

     See "-- Results of Operations -- Net realized gains (losses)", above, for further discussions of the impact that such sales of investments and other related actions may have on future earnings of the Company.

  Mortgage Loans

     At December 31, 1996, Western had total mortgage loans of $122.7 million, or 1.3% of total invested assets, consisting of $89.6 million of commercial mortgages and $33.1 million of mortgage investments in junior and residual interests of CMOs ("CMO residuals"). Total mortgage loans at year-end 1996 increased by $36.2 million from year-end 1995. This increase reflects Western's reclassification during the second quarter 1996 of $43.5 million of investments from the credit-tenant loan category to the mortgage loan category. The reclassified investments represented credit-tenant loans on which the commercial credit rating of the tenant, Kmart Corp., was downgraded to below investment grade status by several rating services. Additionally, approximately 12% of the collateral underlying Western's CMO residuals were supported by Kmart Corp. credit at December 31, 1996.

     Approximately 72% of the commercial mortgages were on properties located in four states -- Florida (24%), Texas (21%), North Carolina (15%) and Indiana (12%), respectively. No other state comprised greater than 7% of the total commercial mortgage loan balance.

     The CMO residuals are investment instruments that entitle Western to the excess cash flows arising from the difference between (i) the cash flows required to make principal and interest payments on the other tranches of the CMO and (ii) the actual cash flows received on the mortgage loan assets backing the CMO. If prepayments or credit losses on the underlying mortgage loan assets vary from projections, the total cash flows to Western could differ from projections. Changes in projected cash flows that impact the yields of the CMO residuals are recognized in investment income prospectively. If the carrying value of CMO residuals exceeds the projected cash flows discounted at a risk-free rate, the carrying value is adjusted to fair value and a realized loss is recognized.

     During 1996, Western had $0.2 million of realized losses on the disposition of mortgage loans, compared with none in 1995 or 1994. At December 31, 1996, Western had no nonperforming mortgage loans.

  Credit-Tenant Loans

     At December 31, 1996, Western held $208.5 million, or 2.2% of total invested assets, of credit-tenant loans ("CTLs"), compared to $249.7 million at year-end 1995. CTLs are mortgage loans for commercial properties which require, as stipulated by Western's underwriting guidelines, (i) the lease of the principal tenant to be assigned to Western (including the direct receipt by Western of the tenant's lease payments) and to produce adequate cash flow to fund the requirements of the loan and (ii) the principal tenant (or the guarantor of such tenant's obligations) to have a credit rating of generally at least "BBB" or its equivalent. The underwriting guidelines take into account such factors as: the lease terms on the subject property; the borrower's management ability, including business experience, property management capabilities and financial soundness; and such economic, demographic or other factors that may affect the income generated by the property or its value. The underwriting guidelines also require a loan-to-value ratio of 75% or less. Because CTLs are principally underwritten on the basis of the creditworthiness of the tenant rather than on the value of the underlying property, they are classified as a separate class of securities for financial reporting purposes. As with commercial mortgage loans, CTLs are additionally secured by liens on the underlying property.

  Partnership Investments

     In third-quarter 1994, the Company committed to a $25.0 million investment in CCPII, a limited partnership that invested in other insurance companies. CCPII was dissolved during the third quarter 1996. At the time of the dissolution of CCPII, the funded portion of the Company's $25.0 million commitment was $4.8 million. CCPII resulted in $7.0 million and $3.8 million of net investment income for the Company in 1996 and 1995, respectively. The Company has begun to invest in certain partnership investments that are intended to replace the investment income previously generated by CCPII. However, the Company anticipates that total partnership investments will not exceed approximately 1% of total invested assets. At year-end 1996, the Company's total commitment to partnership investments was $50.0 million, of which $1.1 million had been funded. Partnership investments are likely to result in a higher degree of volatility in reported earnings than is typically the case with fixed income investments, and present a greater risk of loss, as they generally reflect equity claims on an issuer's capital structure junior to that of most fixed-income investments.

  Investment Borrowings

     Western occasionally enters into mortgage dollar roll and reverse repurchase transactions (collectively, "dollar rolls") when earnings enhancement opportunities arise. Dollar rolls are agreements with an outside source, usually broker/dealers, to sell mortgage-backed securities and then, at a predetermined date, to buy back "substantially the same securities". Western's investment guidelines require that the original term of a dollar roll be no longer than thirty days and that all proceeds of such short-term transactions be invested in short-term investments. The securities involved must also have been issued, assumed or guaranteed by the

Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC").

     Western enters into dollar rolls whenever a positive spread can be realized from the implicit interest cost of the investment borrowings and the reinvestment of the proceeds in short-term financial instruments. Because both sides of the transaction are entered into on the basis of short-term money market rates, dollar rolls involve no duration risk while providing an enhancement to investment income.

     Western's dollar rolls are accounted for as short-term investment borrowings, with the proceeds included in short-term investments. At December 31, 1996, Western had $134.6 million of short-term investment borrowings outstanding under dollar rolls. The carrying values of Western's investment borrowings are assumed to approximate estimated fair value.

PRE-INVESTMENT OF FUTURE CASH FLOWS

     Net investment income also increased in 1996 from earlier years because Western was more fully invested. During the second half of 1996, Western began to pre-invest in anticipation of future net cash flows, as such net cash flows from operations had increased. The percentage of cash flow that is pre-invested by Western is based on market conditions and varies from time to time. During fourth quarter 1996, the average daily amount outstanding reflecting such advance investments was approximately $116.0 million. The Company earns a positive spread on such advance investments so long as short-term rates are lower than the rates earned in such investments. The amount of cash flow that is pre-invested is not anticipated to exceed approximately 2% of invested assets, or approximately one month of premium flow.

EFFECTS OF CHANGING INTEREST RATES ON INVESTMENTS

     Fixed maturities at December 31, 1996, were comprised primarily of debt securities of the U.S. government, public utilities and other corporations, asset-backed securities and mortgage-backed securities.

     Approximately 94.3% of Western's total invested assets are fixed maturities, with approximately 96.3% and 3.7% of the fixed maturities being fixed-rate and floating-rate instruments, respectively. The market values of fixed-rate securities are highly dependent on the external interest rate environment. Market values will normally increase when market interest rates fall, as in 1995, and decrease when market interest rates rise, as in 1996 and 1994. The following table illustrates the effects of changes in market interest rates on the market value of Western's fixed maturities for the periods indicated:

                                                                 DECEMBER 31,
                                                       --------------------------------
                  FIXED MATURITIES                       1996        1995        1994
                  ----------------                     --------   ----------   --------
                                                            (DOLLARS IN MILLIONS)
Market value.........................................  $8,842.5     $7,998.8   $7,001.1
Amortized cost.......................................   8,738.4      7,655.6    7,605.9
Market value as a percentage of amortized cost.......     101.2%      104.5%       92.0%
30-year U.S. Treasury Bond -- change in yield between
  year ends (in basis points)........................   69 b.p.    (193 b.p.)  153 b.p.
5-year U.S. Treasury Bond -- change in yield between
  year ends (in basis points)........................   83 b.p.    (246 b.p.)  263 b.p.

     At December 31, 1996, Western's actively managed fixed maturities had net unrealized gains of $104.1 million, for a carrying value of 101.2% of amortized cost, compared to net unrealized gains of $342.2 million, for a carrying value of 104.5% of amortized cost, at December 31, 1995. Estimated fair values for fixed maturities are based primarily on estimates from nationally recognized pricing services and broker-dealer market makers. The amount of net unrealized gains in the portfolio at a given time can dramatically fluctuate due to changing market interest rates and credit factors. The 3.3% decline in net unrealized gains, as a percentage of amortized cost, between year-end 1996 and 1995, resulted principally from the moderate increase in market interest rates in 1996. Western anticipates that the carrying value of the portfolio relative to amortized cost will continue to fluctuate, reflecting the effects of market interest rate changes on the market value of the portfolio.

     Western seeks to minimize the effects of changes in the market value of its portfolio on its reported operating earnings by following an active asset/liability management philosophy in its portfolio structure which seeks to match reasonably closely the average duration of the asset portfolio with the average duration of the liability portfolio. This is implemented through the active management of both asset and liability components. For example, Western can initiate securities transactions that will specifically alter the average asset duration to bring it in line with changes in the estimated liability duration. The following table illustrates asset and liability durations for the two years ended:

                                                               DECEMBER 31,
                                                              --------------
                                                              1996      1995
                                                              ----      ----
                                                                (IN YEARS)
Asset duration (1)..........................................  5.3       5.3
Liability modified duration.................................  5.4       5.7

---------------

     (1) Excludes short-term investments. Including short-term investments, asset duration was approximately 5.2 and 5.1 years in 1996 and 1995, respectively. See "Item 1. Business -- Investments".

     Because Western earns income on the spread between its earned rate on assets and its credited rate on liabilities, a reasonably closely matched duration strategy has enabled Western to maintain consistent spread income in most market environments, despite wide fluctuations in market interest rates and the market value of Western's fixed income portfolio. The following table illustrates this stability over the past two years, showing average invested asset yield and average credited rate as of the last day of each of the quarters indicated:

                                      Q4/96   Q3/96   Q2/96   Q1/96   Q4/95   Q3/95   Q2/95   Q1/95
                                      -----   -----   -----   -----   -----   -----   -----   -----
Invested Asset Yield................  8.27%   8.24%   8.22%   8.20%   8.25%   8.32%   8.30%   8.26%
Investment Credited Rate............  6.14    6.16    6.15    6.21    6.34    6.34    6.36    6.29
                                      ----    ----    ----    ----    ----    ----    ----    ----
Investment Spread...................  2.13    2.08    2.07    1.99    1.91    1.98    1.94    1.97

     This spread stability results in part from Western's ability to adjust crediting rates at least annually on approximately 78% of its annuity liabilities as of December 31, 1996. However, there are possible market environment scenarios that could impair the ability of Western to maintain spreads at historical levels. These would include sustained periods of exceptionally high interest rates following a rapid upward movement in the yield curve, particularly in a flat or inverted yield curve scenario (in which case liability duration would likely shorten relative to estimated asset duration, as interest rate-driven withdrawal activity increased; thereby placing pressure on the spread), or sustained periods of very low interest rates (e.g., medium-term corporate bond rates in the range of 5% or less), in which event, liability duration would tend to lengthen relative to asset duration, while Western's ability to reduce crediting rates would be constrained by contractual minimums (generally, 3% to 4%). However, Western views these scenarios as unlikely in light of current and anticipated economic conditions.

     One measure of the ability of Western to withstand changes in the external interest rate environment is provided by annual actuarial testing of the adequacy of statutory reserves in various interest rate scenarios. The two most extreme of the seven commonly used scenarios involves an assumed 300 basis point permanent parallel shift in the yield curve both upward and downward. At December 31, 1996, Western demonstrated its ability to withstand such scenarios without adding to its existing statutory reserves.

     The Company estimates that, based on the composition and structure of its fixed-maturities portfolio and the yield curve at December 31, 1996, a 100 basis point upward (downward) parallel shift in the then existing yield curve would result in an approximate 5% decrease (increase) in the market value of the fixed-maturities portfolio. Because of the composition and maturity structure of its portfolio, the market value of Western's portfolio will tend to be most sensitive to changes in five to ten year maturity ranges. The following table illustrates the estimated percentage changes in the carrying value of Western's fixed income securities under different market interest rate scenarios:

                                             INTEREST RATE SHIFTS AS OF DECEMBER 31, 1996
                                            -----------------------------------------------
                                             +300%     +100%       0%      -100%     -300%
                                            -------    ------    ------    ------    ------
Total fixed maturities:
  Percent change in carrying value........   (11.09)%  (4.84)%      --      4.98%     15.51%
  Option-adjusted duration................     5.44     5.49      5.38      5.24       5.22
Mortgage-backed securities (excluding
  CMBS):
  Percent change in carrying value........   (12.48)%  (4.24)%      --      4.03%     10.60%
  Option-adjusted duration................     4.50     4.44      4.18      3.67       2.59
Commercial mortgage-backed securities:
  Percent change in carrying value........   (16.17)%  (5.81)%      --      6.28%     20.44%
  Option-adjusted duration................     5.72     5.93      6.04      6.15       6.36
Corporate securities with call
  features(1):
  Percent change in carrying value........   (16.32)%  (5.53)%      --      5.44%     16.89%
  Option-adjusted duration................     6.15     5.87      5.48      5.17       5.24

---------------

(1) Call features include call, sink and put redemption options and conversion options.

     The interest rate scenario model assumes a parallel shift in the yield curve for all maturity ranges and fixed income asset classes alone, without consideration of changes in market interest rates due to credit quality or credit spread issues. Because different securities are more susceptible to changes in market interest rates in different maturity ranges, non-parallel shifts in the yield curve could lead to materially different results. However, changes in the market value of the portfolio do not directly impact operating earnings, as operating earnings are based principally on the spread between the book yield based on amortized cost of the assets over the rate paid on liabilities. The Company seeks to minimize the impact of changing rates on operating earnings by maintaining a reasonably close match between asset and liability durations. See prior table above that illustrates asset and liability durations for the two years ended December 31, 1996 and 1995. In addition, the ability of the Company to adjust crediting rates annually on over 75% of its insurance liabilities provides further tools to mitigate the effects of changing interest rates on the long-term profitability and value of the Company's franchise.

  Mortgage-Backed Securities

     Mortgage-backed securities ("MBS") are securitized pools of individual residential mortgages that are collateralized by the underlying mortgage loans. MBS are subject to risks associated with variable prepayments, principally due to both home sales and homeowner refinancings. Refinancings tend to accelerate in decreasing market rate environments (especially for mortgage rate drops of 100 basis points or more) and, accordingly, an MBS may have significantly different cash flow patterns than originally anticipated. As a result of this prepayment variability, the duration of MBS tends to shorten as market interest rates fall and lengthen as they rise. Because prepayments are based on par, faster-than-anticipated prepayments will increase (decrease) the effective yield of an MBS bought at a discount (premium) to par; with slower-than-anticipated prepayments having the opposite effect. There are two principal types of MBS: pass-throughs and collateralized mortgage obligations ("CMOs"). (Additionally, see discussion of commercial MBS below.) The principal distinctions between pass-throughs and CMOs involve the exposure of each to the prepayment risk associated with the underlying pools of mortgages and their respective coupon rate and maturity characteristics.

     As the name implies, a pass-through security passes through the monthly principal and interest payments on the underlying pool of mortgages. An investor in a pass-through security is exposed to the total prepayment risk associated with the underlying pool of mortgages. If prepayments are experienced on the underlying collateral, they are directly passed on to the pass-through investor on a pro-rata basis. The total prepayment risk can be divided into two components: contraction risk and extension risk. Contraction risk is the risk that prepayments will occur when interest rates have declined, forcing an investor to reinvest unscheduled cash flows at lower interest rates. Conversely, extension risk results from the slowdown of prepayments when interest rates have increased, forcing an investor to realize less cash flows that otherwise could have been reinvested at higher interest rates. Pass-throughs issued, assumed and/or guaranteed by the Government National Mortgage Association (the "GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") are known as agency pass-throughs; the non-agency-backed issues are typically referred to as whole loans or private-labels. As the name implies, the relevant agency guarantees (at least implicitly) payment on agency pass-throughs, so there is effectively no credit risk to the security holder.

     A collateralized mortgage obligation ("CMO") is essentially a structured pass-through security on which the prepayment risk has been divided among classes of bonds (or tranches) with various coupons and maturity dates. Instead of distributing monthly cash flow on a pro-rata basis, the distribution of the principal repayment (both scheduled and unscheduled) is made on a prioritized basis, so as to redistribute prepayment risk among the various classes in the CMO structure (i.e., certain tranches, such as PACs and VADMs, offer more cash flow certainty and prepayment protection than pass-throughs, while others, such as supports, offer less). CMO structures consist of two major types: the first type provides for the redirection of principal payments only (e.g., sequentials, PACs, TACs and supports), while the second type provides for the redirection of both principal and interest (e.g., VADMs, Z-tranches, IOs and POs). Due to the multi-class structure of a CMO, a CMO is better able to provide for a wide range of investors' maturity and coupon requirements than is the case with a regular pass-through. In addition, in the case of CMOs using non-agency guaranteed collateral, the CMO structure may disproportionately allocate the risk of mortgagor payment default among different classes, with losses allocated to junior or support tranches, thus providing credit support to more senior tranches. Because defaults are generally treated as prepayments, high delinquency levels can shorten duration.

     Western manages the extent of MBS prepayment risk (and the accompanying duration risk) by (i) principally purchasing securities with "current" coupon rates, which are accordingly backed by collateral with lower prepayment sensitivities (e.g., MBS priced at or near par), (ii) typically avoiding securities with values heavily influenced by changes in prepayment rates (e.g., IOs and POs, or securities with significant premiums or discounts to par), and
(iii) purchasing securities with prepayment protected structures (e.g., PACs, TACs and VADMs). At December 31, 1996, the aggregate amortized cost of the aggregate MBS portfolio was at a slight net discount to par of $13.2 million, or 99.4% of aggregate par value.

     Commercial mortgage-backed securities ("CMBS") are similar in structure to MBS (i.e., can either be pass-through securities or CMOs). The major distinction between CMBS and MBS is that whereas MBS are backed by residential mortgage loans (e.g., single-family housing), CMBS are collateralized by income-producing commercial properties such as multi-family properties, shopping centers, hotels and office buildings. CMBS also differ from MBS in that the structuring process for them is largely centered on the allocation of credit risk (versus prepayment risk) because CMBS are typically less exposed to prepayments due to call-protection features embedded in the underlying commercial mortgages.

     At December 31, 1996, the aggregate carrying value of Western's MBS portfolio was $2.3 billion, or 24.7% of total invested assets, consisting of $1.3 billion of agency pass-throughs, $68.9 million of commercial MBS, and $922.5 million of CMOs. The following table sets forth the carrying value of Western's MBS portfolio by structural type and underlying collateral coupon rates as of December 31, 1996:

                                                       COLLATERAL COUPON CLASS
                                                      -------------------------
                                                                         9.01%
                                             7% AND    7.01-    8.01-     AND
                 MBS TYPE                    BELOW     8.00%    9.00%    ABOVE     TOTAL
                 --------                    ------   -------   ------   ------   --------
                                                         (DOLLARS IN MILLIONS)
Agency pass-throughs.......................  $815.7    $469.9    $29.7    $10.9   $1,326.2
Commercial MBS.............................    38.2      29.5      1.2       --       68.9
CMOs:
  PACs, TACs and VADMs.....................   231.2      45.6      6.1       --      282.9
  Sequentials..............................    48.6     141.5     94.5     53.3      337.9
  Supports and other.......................    10.6       3.3       --       --       13.9
  Mezzanines and subordinates..............    23.3      22.1       --       --       45.4
  Z-tranches...............................      --        --     28.0       --       28.0
  ARMs and floaters........................   (a)       (a)      (a)      (a)        214.4
                                                                                  --------
       Total CMOs..........................                                          922.5
                                                                                  --------
          Total MBS/CMOs...................                                       $2,317.6
                                                                                  ========

---------------

     (a) The collateral coupon rates are not meaningful as they reset periodically in accordance with changes in market interest rates. See "Derivative Financial Instruments", below.

  Asset-Backed Securities

     Asset-backed securities ("ABS") are securitized pools of assets, such as manufactured housing loans and credit card receivables, that are collateralized by the underlying loans. ABS are typically structured similarly to CMOs or MBS pass-throughs (see "Mortgage-Backed Securities", above) , but are usually subject to less prepayment risk than MBS due to the generally less interest-sensitive prepayment rates of the underlying collateral. Senior-tranche ABS contain credit enhancement features which raise the quality of the ABS above that of the underlying assets, while junior tranches bear a disproportionate share of credit risk. At December 31, 1996, the aggregate carrying value of Western's ABS portfolio was $351.9 million, or 3.8% of total invested assets. The following table sets forth the carrying value of Western's ABS portfolio by collateral type as of December 31, 1996:

                                              CARRYING VALUE
                                          ----------------------
                                          (DOLLARS IN      AS A
            COLLATERAL TYPE                MILLIONS)         %
            ---------------               -----------      -----
Manufactured housing loans..............    $161.0          45.8%
Credit card receivables.................      52.2          14.8
Home equity loans.......................      36.9          10.5
Home improvement loans..................      23.6           6.7
Energy receivables......................      16.7           4.7
Airplane leases.........................      13.5           3.8
Farm equipment leases...................      13.2           3.8
All other...............................      34.8           9.9
                                            ------         -----
          Total asset-backed
            securities..................    $351.9         100.0%
                                            ======         =====

  Corporate Fixed-Income Securities with Early Redemption Featuures

     Bond issues, primarily corporates, may have "redemption" features, such as call or put options, that allow the issuer to prepay its obligations on or after certain "redemption" dates (collectively, "callable securities").

Accordingly, callable securities, like MBS, are subject to contraction risk. Because a callable security will likely be exercised in a declining market interest rate environment, Western assumes for pricing purposes that the call option will be exercised on the date that will result in the lowest effective yield. The resulting yield, known as the "yield-to-call" or "yield-to-worst", may be less than the comparable "yield-to-maturity". At December 31, 1996, Western owned approximately $598.3 million, or 6.4% of total invested assets, of callable securities that had yields-to-worst that differed from yields-to-maturity by more than 50 basis points. Whether or not such securities will actually be called is normally a function of the cost to the issuer of the outstanding issue compared to its current new issue funding cost.

  Derivative Financial Instruments

     Western occasionally uses derivative financial instruments to alter interest rate exposure arising from mismatches between assets and liabilities. At December 31, 1996, approximately $324.2 million, or 3.7%, of Western's fixed maturities were floating-rate instruments. In an effort to reasonably closely match the average duration of assets and liabilities, Western has entered into interest rate swap contracts that effectively convert the floating-rate securities to fixed-rate instruments. Specifically, Western contracted with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. Western has contracted to pay a floating rate and to receive a fixed rate, with the net difference charged or credited as an adjustment to investment income. Western's investment guidelines provide that all swap contracts must be either (i) with parties rated "A" or better by a nationally recognized statistical rating service, and/or (ii) secured by collateral approved by Western's Investment Committee.

     Western had outstanding interest rate swap agreements with total notional contract amounts of $330.0 million at December 31, 1996 and 1995, and which expire at various dates through October 1999. At December 31, 1996 and 1995, Western's average contractual floating-pay rates approximated 5.7% and 5.9%, respectively, and fixed-receipt rates approximated 7.3% for both years. Based on these rates, Western's interest rate swaps had an estimated fair value of a positive $4.4 million and $12.2 million at year-end 1996 and 1995, respectively.

SALES

     Sales through financial institutions accounted for approximately two-thirds of Western's overall sales in 1996. Western sells deferred annuities through financial institutions and PPGAs. Sales through PPGAs include FPDAs sold as tax-qualified salary-reduction retirement programs (403(b) annuities) to teachers and employees of not-for-profit organizations. Western also markets structured settlement annuities pursuant to a modified coinsurance agreement with AGLIC. Additionally, Western sells products directly through its affiliate, IAF. In third quarter 1995, Western launched its first variable annuity product, which is sold through financial institutions, PPGAs, and direct marketing operations. Sales of variable annuities in 1996 were not material. See "Item 1. Business -- Products and Distribution".

     Insurance policy income shown on the Consolidated Financial Statements in accordance with generally accepted accounting principles consists of premiums received for (i) whole or term life products, (ii) immediate annuity and structured settlement annuity contracts which have life contingencies and (iii) insurance contracts with morbidity features. Western does not currently market any whole or term life products.

     For annuity contracts without life contingencies, premiums collected are not reported as revenues, but rather are reported as deposits to insurance liabilities. Revenues for products recognized as deposits to insurance liabilities are recognized over time in the form of investment income and surrender charges.

     Total premiums collected were $1.6 billion, $720.4 million and $751.9 million in the years ended December 31, 1996, 1995, and 1994, respectively. Sales through financial institutions, Western's primary distribution channel, were $1.3 billion in 1996, compared to $490.1 million in 1995 and $556.0 million in 1994. The increase in 1996 over 1995 reflects the success of Western's proprietary annuity arrangements. Proprietary sales through financial institutions for 1996 were $890.4 million, compared to $37.1 million for 1995. At year-end 1996, Western had established proprietary annuity programs at a number of financial institutions, the largest of which is First Union. See "Item 1. Business -- Products and Distribution" for a discussion of the concentration of Western's sales. Retail sales in 1996 were $447.1 million, compared to $453.0 million for 1995. This decrease is due to the Company's increased focus on its proprietary marketing program and the conversion of major retail accounts to proprietary annuity programs. See "Item 1. Business -- Products and Distribution".

     Sales through PPGAs were $147.6 million in 1996, compared to $156.4 million, and $141.8 million in 1995 and 1994, respectively. See "Item
1. Business -- Products and Distribution".

     Western emphasizes generating profits through adequate pricing of its insurance products and maintaining appropriate investment spreads throughout the life of the policies sold. Western's operating income is primarily a function of its investment spread, total invested assets and operating expenses. Accordingly, a change in premiums collected in a single period does not directly cause income to change, although continued increases or decreases in premiums may affect the rate of growth of total assets on which investment spread is earned.

REINSURANCE

     In conformity with industry practice, Western reinsures a portion of the business it sells. Under such reinsurance arrangements, Western will be liable under the reinsured policies in the event the reinsurer is unable to fulfill its obligations.

     In October 1995, Western and American General Life Insurance Company entered into a modified coinsurance agreement. Under the agreement, American General Life Insurance Company issues the policies, and 50% of each risk is reinsured to Western. Under this arrangement, Western reports its pro rata share of premiums and shares in its pro rata portion of the gain or loss on policies sold. See, "Business -- Products and Distributions". Additionally, Western is a party to a stand-by coinsurance agreement with an unaffiliated insurer under which the insurer has agreed to provide coinsurance for selected Western policies upon the occurrence of certain contingencies.

     Effective October 1, 1995, Western recaptured the remaining $72.8 million of business previously ceded to Conseco affiliates. This recapture resulted in no gain or loss to Western but increased invested assets on which investment spread could be earned. In this transaction, Western received assets with a fair market value approximately equal to statutory reserves, consisting primarily of fixed maturities which were recorded at fair value. The crediting rates on these contracts were consistent with the remaining SPDA contracts of Western which were not reinsured. The increase in Western's invested assets and insurance liabilities as a result of the 1995 recapture has had no material effect on Western's liquidity and capital resources. See "Financial Condition -- Liquidity for Insurance Operations".

FOURTH QUARTER RESULTS

     Pre-tax operating earnings in the fourth quarter of 1996 were $44.0 million, compared to $33.5 million in the fourth quarter of 1995, excluding the fourth quarter 1995 special charge. The $10.5 million increase in the fourth quarter of 1996 is attributable to increased spread income of $8.8 million, favorable SPIA mortality of $2.8 million, and a net reduction in general expenses of $2.2 million related to the guaranty fund assessment, partially offset by increased scheduled amortization of $3.4 million.

     Operating earnings after-tax in the fourth quarter of 1996 were $28.4 million, compared to $23.0 million in 1995, excluding the special charge, and $2.0 million in 1995 including the special charge. The $5.4 million increase is a result of increased spread income of $5.7 million, favorable SPIA mortality of $1.8 million, and a net reduction in general expenses of $1.4 million related to the guaranty fund assessment, partially offset by increased scheduled amortization of $2.2 million.

     Net income for the fourth quarter of 1996 was $28.4 million, compared to a net loss in 1995 of $21.2 million. The $49.6 million increase reflects the impact of the fourth quarter 1995 special charge of

$21.0 million, a realized investment loss of $23.2 million in 1995, and is a result of an increase of $5.4 million in net operating earnings in 1996 compared to 1995.

     Sales, as measured by net premiums and deposits collected were $466.0 million in the fourth quarter, compared to $218.0 million in the corresponding 1995 quarter. The increase in fourth-quarter 1996 sales compared to the corresponding 1995 quarter is generally attributable to Western's proprietary annuity arrangements with certain financial institutions. See "Sales", above, and "Item 1. Business -- Products and Distribution".

     The following table summarizes the financial results for the fourth quarter of 1996 and 1995:

                                                FOURTH QUARTER
                                          --------------------------
                                             1996            1995
                                          ----------      ----------
                                            (DOLLARS IN MILLIONS,
                                          EXCEPT FOR PER SHARE DATA)
Revenues:
Insurance policy income.................      $ 33.7          $  7.4
Net investment income...................       186.6           171.0
Net realized gains (losses).............         0.4           (35.3)
                                              ------          ------
          Total revenues................       220.7           143.1
Benefits and expenses:
Insurance policy benefits...............        27.7            25.1
Change in future policy benefits and
  other liabilities.....................        28.5             7.9
Interest expense on annuities and
  financial products....................       100.5            94.2
Interest expense on notes payable.......         2.7             2.7
Interest expense on investment
  borrowings............................         3.3             2.8
Amortization related to operations
  excluding special charge..............        11.6             6.9
Amortization related to realized gains
  (losses)..............................         0.4             0.6
Other operating costs and expenses
  excluding special charge..............         2.0             5.3
                                              ------          ------
          Total benefits and expenses
            excluding special charge....       176.7           145.5
Income (loss) before income taxes and
  special charge........................        44.0            (2.4)
Income tax expense excluding special
  charge................................       (15.6)           (2.2)
                                              ------          ------
          Net income (loss) before
            special charge..............        28.4            (0.2)
          Special after-tax charge......          --           (21.0)
                                              ------          ------
          Net income (loss) after
            special charge..............      $ 28.4          $(21.2)
                                              ======          ======
Earnings per common share and common
  equivalent share:
Weighted average shares.................        70.1            62.7
          Net income (loss).............      $  .41          $(0.34)
                                              ======          ======

FINANCIAL CONDITION

  Liquidity for Insurance Operations

     Western's business generally provides adequate cash flow from premium collections and investment income to meet its liquidity. For the year ended December 31, 1996, statutory net cash flow from operations, premium collections, plus investment income, less benefits and expenses was $715.2 million. The liabilities related to insurance policies are primarily long term and generally are paid from future cash flows. Most assets are invested in bonds and other securities, most of which are readily marketable. Although there is no present need or intent to dispose of such investments, Western could liquidate portions of these investments if the need arose. To increase its return on investments and improve liquidity, Western may from time to time enter into dollar roll and reverse repurchase agreements or other short-term borrowings.

     Of Western's total insurance liabilities at December 31, 1996, 20% could not be surrendered, 48% could be surrendered only by incurring a surrender charge, and 32% could be surrendered without penalty. The extent of charges in the percentage of interest-sensitive reserves subject to withdrawal without penalty will depend on the level of new sales, as well as on the level of policyholder withdrawals. In general, policy liabilities not subject to a surrender charge are more likely to be withdrawn by policyholders than are those that remain subject to such charges. Of those liabilities subject to surrender charge, the average remaining surrender charge period was approximately 3.2 years and the surrender charge averaged approximately 4.6% of accumulated policy value at December 31, 1996.

     The following table sets forth the deferred annuity account values, as of the dates indicated, that went or will go out of the surrender charge period in each of the years from 1995 through 2000 (dollars in millions):

                                                                  ACCOUNT VALUES AS OF DECEMBER 31,
YEAR THAT ACCOUNT VALUES EXIT                                     ---------------------------------
   SURRENDER CHARGE PERIOD                                          1994         1995        1996
-----------------------------                                     ---------    ---------    -------
          1995..................................................   $1,087.2     $     --     $   --
          1996..................................................    1,099.3      1,082.3         --
          1997..................................................      712.7        704.5      694.1
          1998..................................................      438.9        440.7      438.4
          1999..................................................      576.4        596.5      598.7
          2000..................................................       13.4        517.1      556.6

     The payment characteristics of Western's insurance liabilities at December 31, 1996 were as follows (dollars in millions):

Payments under contracts containing fixed payment dates:
  Due in one year or less...................................  $  170.4
  Due after one year through five years.....................     668.9
  Due after five years through ten years....................     761.0
  Due after ten years.......................................   3,770.6
                                                              --------
          Total gross payments whose payment dates are fixed
           by contract......................................   5,370.9
Less amounts representing future interest on such
  contracts.................................................   3,645.2
                                                              --------
Insurance liabilities whose payment dates are fixed by
  contract..................................................   1,725.7
Insurance liabilities whose payment dates are not fixed by
  contract..................................................   6,954.2
                                                              --------
          Total insurance liabilities.......................  $8,679.9
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

     Approximately 20% of insurance liabilities were established or initially priced with reference to implicit interest rates ranging from 4% to 11%, fixed for the life of the contract. The remainder of the liabilities generally were subject to interest rates that may be reset, subject to minimum guaranteed rates, at least annually.

     Western believes that it has adequate short-term investments and readily marketable fixed maturities to cover the payments under contracts containing fixed payment dates plus any likely cash needs for surrenders. At December 31, 1996, Western had fixed maturities and short-term investments, net of investment borrowings, with a total market value of approximately $8.8 billion, or 95% of invested assets. Western believes that such investments could be readily sold or used to facilitate borrowings under dollar roll and reverse repurchase agreements.

     Insurance departments in the states where Western does business require it to make annual and quarterly filings. These statutory filings require the establishment of two investment-related reserves, AVR and IMR. The AVR captures investment gains (losses) related to changes in creditworthiness and is increased or decreased at each reporting date based on a formula related to the quality and loss experience of Western's investment portfolio. The IMR captures all realized investment gains (losses) resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining life of the assets sold. Western reported the following amounts to regulatory agencies at December 31, 1996 and 1995:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1995
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Statutory capital and surplus...............................     $572.4       $426.1
AVR.........................................................      109.0         91.1
IMR.........................................................      104.4        105.3
                                                                 ------       ------
          Total(1)..........................................     $785.8       $622.5
                                                                 ======       ======

---------------

(1) Statutory accounting practices require that AVR and IMR be appropriated and reported as liabilities.

     The TDI, the NAIC and several other states evaluate the sufficiency of an insurer's capital by computing a risk-adjusted capital level that takes into consideration risks associated with the assets and insurance products of the insurer. Using the NAIC computations, Western's total adjusted capital was more than twice the "Company Action Level", as calculated at December 31, 1996, under the guidelines. See "Item 1. Business -- Regulation".

  Holding Company Liquidity and Capital

     At December 31, 1996, shareholders' equity, as adjusted for SFAS No. 115, was $914.8 million, or $13.14 per share, compared to $784.5 million, or $12.59 per share as of December 31, 1995. Shareholders' equity at December 31, 1996, reflects the issuance on September 17, 1996, of 7,254,464 shares (the "Preferred Shares") of Series A Preferred Stock to American General, which resulted in net proceeds to the Company of approximately $126 million. Reference is made to the Company's Report on Form 8-K/A, dated September 17, 1996, for a more detailed discussion of the Series A Preferred Stock and the related transactions with American General. The Company anticipates that Western's growth potential due to this infusion of capital will eventually offset the dilutive effects on earnings per share caused by the issuance. Without taking into account Western's growth potential due to the capital infusion, but assuming the proceeds are invested at Western's current portfolio rate, the issuance of the Series A Preferred Stock would result in a decrease in earnings per share of approximately $0.06 annually.

     Shareholders' equity is also affected by net adjustments made in the market value of the Company's investment portfolio as required under SFAS No. 115. See
Note 2 to the Consolidated Financial Statements. Excluding the effects of SFAS No. 115, shareholders' equity would have been $875.7 million, or $12.58 per share, at December 31, 1996, compared with $659.3 million, or $10.58 per share, at December 31, 1995. In general, SFAS No. 115 requires that actively managed portfolios of marketable securities be marked to current market value, with the resulting unrealized gain or loss reported as an adjustment to shareholders' equity (see Note 2). Because no corresponding adjustment is made to liabilities, management of the Company is of the view that SFAS No. 115 distorts the true economic effects of changes in interest rates on the financial condition of financial services companies, and that resulting equity and book value determinations are not meaningful indicators of financial strength. Because SFAS No. 115 causes the Company's reported book value to vary substantially with changes in market interest rates, the Company expects its shareholders' equity to vary widely over time, increasing during periods of declining interest rates and decreasing during periods of rising interest rates.

     Because Western is governed for insurance regulatory purposes by statutory accounting principles that do not give effect to the adjustments required by SFAS No. 115, the application of SFAS No. 115 does not affect Western's statutory operations or regulatory capital position.

     Prior to issuing the Preferred Shares to American General, the Company explored financing alternatives available in the private and public capital markets and considered the issuance of securities other than the Preferred Shares. Although the regulatory capital of Western was not constrained at the time of the sale of the Preferred Shares and management did not anticipate imminent capital constraints from growing premium volumes, the Company sought additional capital in the third quarter 1996 to support 1996 levels of premium growth and anticipated future asset growth. Additionally, the Company sought to strengthen its capitalization to enhance prospects for favorable rating agency action. See "Item 1. Business -- Competition, Ratings and Other Factors Affecting Business". The Company concluded that these objectives could best be achieved through the issuance of parent company equity, and that a private transaction with American General offered advantages in terms of transaction timing and certainty. The Company contributed the net proceeds from the sale of the Preferred Shares to Western. With the capital infusion from the Preferred Shares and the other financial alternatives available to the Company, including the credit agreement with First Union described below, management believes that its capital resources are more than sufficient to support anticipated premium and asset growth, as well as to continue to make common stock dividend payments and to meet its debt service obligations, for the next several years at least.

     Dividend payments by Western are subject to statutory limitations and in certain cases to the approval of the insurance regulatory authorities. The maximum dividend payment that Western may make without prior approval in 1997 is $57.0 million. Western did not pay a dividend to the Company in 1996.

     In June 1995, the Company entered into a five-year credit agreement with First Union National Bank of North Carolina, Texas Commerce Bank National Association, and certain other financial institutions (collectively referred to as the "Lenders"). Under that agreement, the Lenders had agreed to extend credit to the Company on a revolving basis, upon the Company's request, in an aggregate principal amount up to $100.0 million. On February 20, 1997, the Company and the Lenders replaced the $100.0 million credit agreement with a new five-year agreement that (i) provides for an aggregate principal amount of $150.0 million and (ii) allows the Company to request bid loans, in addition to committed loans based on either LIBOR plus a margin or First Union's prime rate. The credit agreement contains certain provisions that require the Company and its material subsidiaries to maintain specified levels of financial solvency during the term of the agreement. At December 31, 1996, the Company had $50.0 million outstanding under the revolving line of credit.

  Inflation

     Inflation has not had a significant impact on Western's operations in recent years.

  Changes In Accounting Principles

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 establishes fair value based accounting and reporting standards for all transactions in which a company acquires goods or services by issuing equity investments, including stock-based compensation plans. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options is determined using an option-pricing model. This statement encourages, but does not require, companies to adopt the fair value based method of accounting to recognize compensation expense for employee stock compensation plans. However, it does require a company to comply with the disclosure requirements set forth in the statement. For 1996, the Company utilized the accounting in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and made pro forma disclosures for 1996 and 1995 of net income as if the fair value based method of accounting defined in SFAS 123 had been applied.

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 125 establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral. As issued, SFAS 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 ("SFAS 127"). SFAS 127 defers for one year the effective date of the requirements of SFAS 125 for repurchase agreements, dollar-rolls, the lending of securities, and similar transactions. The Company does not anticipate that adoption of SFAS 125 will have a material impact.

  Federal Income Taxes

     Western is taxed as a life insurance company as provided in the Code. The Revenue Reconciliation Act of 1990 amended the Code to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to deducted immediately in the year incurred. Since the change only affects the timing of the deduction, it does not affect tax expense as shown on Western's financial statements prepared in accordance with GAAP. However, the change will increase the tax for statutory accounting purposes, which will reduce statutory surplus and, accordingly, decrease the maximum amount of cash dividends that may be paid by Western in certain conditions. See "Item 1. Business -- Federal Income Taxation".

     Pursuant to the Code, Western will not be eligible to be included in the Company's consolidated tax return until the 1999 tax year. This inability to file a consolidated tax return may result in higher current tax payments to the extent that tax losses at the Company level cannot be used currently to offset taxable income at the Western level.

  Guaranty Association Assessments

     Western may be required under the solvency or guaranty laws of most states in which it does business to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Each year Western re-evaluates the sufficiency of its reserves for guaranty fund assessments. Western's evaluation is primarily based on the annual review conducted by the National Organization of Life and Health Insurance Guaranty Associations and distributed each December to all life insurance companies. Western estimates its total exposure to guaranty fund assessments for currently known insolvencies, net of discounts and premium tax credits, to be $43.2 million, of which Western had already paid $21.1 million as of December 31, 1996, leaving it with a net total estimated liability of $22.1 million which was fully provided for at such date. Western increased its reserves by $24.5 million in fourth quarter 1995 due principally to the failures of Executive Life, Guarantee Security Life, Corporate Life, Confederation Life, and National Heritage Life. Accordingly, Western believes that the reserve at December 31, 1996, of
$22.1 million, is adequate for all known insolvencies, and does not anticipate the need for any material additions to this reserve, absent any new major life insurance company insolvency. Western incurred no net expenses relating to reserves for guaranty fund assessments in 1996, compared to $27.6 million and $5.7 million in 1995 and 1994, respectively.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Management........................................    45
Report of Independent Accountants...........................    46
Consolidated Balance Sheet as of December 31, 1996 and
  1995......................................................    47
Consolidated Statement of Operations for the years ended
  December 31, 1996, 1995 and 1994..........................    48
Consolidated Statement of Shareholders' Equity for the years
  ended December 31, 1996, 1995 and 1994....................    49
Consolidated Statement of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................    50
Notes to Consolidated Financial Statements..................    51
Report of Independent Accountants on Financial Statement
  Schedules.................................................    76
Financial Statement Schedules:
  Schedule I -- Condensed Financial Information of
     Registrant as of December 31, 1996 and 1995 and for the
     years ended December 31, 1996, 1995 and 1994...........    77
  Schedule VI -- Reinsurance for the years ended December
     31, 1996, 1995 and 1994................................    82

                              REPORT OF MANAGEMENT

To Our Shareholders:

     Management of Western National Corporation and its subsidiaries is responsible for the reliability of the financial information in this annual report. The consolidated financial statements are prepared in accordance with generally accepted accounting principles and the other financial information in this annual report, except where otherwise noted, is consistent with that of the consolidated financial statements.

     The integrity of the financial information relies in large part on maintaining a system of internal control that is established by management to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, recorded and reported. Reasonable assurance is based upon the premise that the cost of controls should not exceed the benefits derived from them.

     Certain financial information presented depends upon management's estimates and judgments regarding the ultimate outcome of transactions which are not yet complete. Management believes these estimates and judgments are fair and reasonable in view of present conditions and available information.

     The Company engages independent accountants to audit its consolidated financial statements and express their opinion thereon. They have full access to each member of management in conducting their audits. Such audits are conducted in accordance with generally accepted auditing standards and include a review of internal controls, tests of the accounting records, and such other auditing procedures as they consider necessary to express an opinion on the Company's consolidated financial statements.

     The Audit Committee of the Board of Directors, composed solely of non-management directors, meets periodically with management and the independent accountants to review internal accounting controls, audit activities and financial reporting matters. The independent accountants have full and free access to the Audit Committee.

                  Michael J. Poulos                                     Arthur R. McGimsey
               Chairman of the Board,                              Executive Vice President and
                    President and                                     Chief Financial Officer
               Chief Executive Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Western National Corporation:

     We have audited the accompanying consolidated balance sheet of Western National Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western National Corporation and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
February 5, 1997

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                1996         1995
                                                              ---------    --------
Investments:
  Fixed maturities -- actively managed at fair value
     (amortized cost: 1996 -- $8,738.4; 1995 -- $7,654.5)...  $ 8,842.5    $7,996.7
  Fixed maturities -- held to maturity at amortized cost
     (fair value: 1995 -- $2.1).............................         --         1.1
  Equity securities at fair value (cost: 1995 -- $0.8)......         --         0.8
  Mortgage loans............................................      122.7        86.5
  Credit-tenant loans.......................................      208.5       249.7
  Policy loans..............................................       66.8        68.3
  Other invested assets.....................................       25.6        24.5
  Short-term investments....................................      110.0       417.6
                                                              ---------    --------
          Total investments.................................    9,376.1     8,845.2
Accrued investment income...................................      156.6       131.7
Funds held by reinsurer and reinsurance receivables.........       98.0         1.8
Cost of policies purchased..................................       50.4        35.8
Cost of policies produced...................................      380.2       228.7
Deferred income taxes.......................................       13.4         8.9
Other assets................................................       20.8        60.1
                                                              ---------    --------
          Total assets......................................  $10,095.5    $9,312.2
                                                              =========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Insurance liabilities.....................................  $ 8,679.9    $7,915.8
  Notes payable.............................................      148.0       147.8
  Investment borrowings and due to brokers..................      156.3       257.3
  Deferred income taxes.....................................       98.4       118.4
  Other liabilities.........................................       98.1        88.4
                                                              ---------    --------
          Total liabilities.................................    9,180.7     8,527.7
Shareholders' equity:
  Preferred stock (par value $.001 per share; 50,000,000
     shares authorized; issued and outstanding:
     1996 -- 7,254,464; 1995 -- 0)..........................         --          --
  Common stock and additional paid-in capital (par value
     $.001 per share; 500,000,000 shares authorized; issued
     and outstanding: 1996 -- 62,441,423;
     1995 -- 62,348,000)....................................      473.1       345.7
  Unrealized appreciation of investments, net...............       39.1       125.2
  Retained earnings.........................................      402.6       313.6
                                                              ---------    --------
          Total shareholders' equity........................      914.8       784.5
                                                              ---------    --------
          Total liabilities and shareholders' equity........  $10,095.5    $9,312.2
                                                              =========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               1996     1995      1994
                                                              ------   -------   ------
Revenues:
  Insurance policy income...................................  $ 92.8   $  29.1   $ 27.4
  Net investment income.....................................   703.1     662.9    637.4
  Equity in earnings of partnership investments.............     7.0       3.8       --
  Net trading income........................................      --        --      3.7
  Net realized gains (losses)...............................    (2.3)   (126.2)   (52.9)
                                                              ------   -------   ------
          Total revenues....................................   800.6     569.6    615.6
                                                              ------   -------   ------
Benefits and expenses:
  Insurance policy benefits.................................   109.6     108.3    104.7
  Change in future policy benefits and other liabilities....    74.6      14.1     14.5
  Interest expense on annuities and financial products......   381.7     364.9    344.2
  Interest expense on notes payable.........................    10.7      10.7      9.6
  Interest expense on investment and short-term
     borrowings.............................................    11.1       9.2      7.3
  Amortization related to operations........................    41.6      37.1     20.1
  Amortization and change in future policy benefits related
     to realized gains (losses).............................     0.6     (29.8)   (16.8)
  Other operating costs and expenses........................    17.8      46.3     17.9
                                                              ------   -------   ------
          Total benefits and expenses.......................   647.7     560.8    501.5
                                                              ------   -------   ------
          Income before income taxes........................   152.9       8.8    114.1
Income tax expense..........................................    53.5       1.5     40.8
                                                              ------   -------   ------
          Net income........................................  $ 99.4   $   7.3   $ 73.3
                                                              ======   =======   ======
Earnings per common share and common equivalent share:
  Weighted average shares...................................    64.9      62.5     62.1
  Net income................................................  $ 1.53   $  0.12   $ 1.18
                                                              ======   =======   ======

   The accompanying notes are an integral part of the consolidated financial statements.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                                           1996     1995      1994
                                          ------   -------   -------
Preferred stock:
  Issuance of 7,254,464 shares of
     preferred stock ($.001 per share
     liquidation preference)............  $   --   $    --   $    --
                                          ------   -------   -------
  Balance, end of year..................      --        --        --
                                          ------   -------   -------
Common stock and additional paid-in
  capital:
Balance, beginning of year (as restated
  at December 31, 1995).................   345.7     345.2     322.6
  Issuance of 2,300,000 shares of common
     stock..............................      --        --      23.7
  Proceeds from issuance of 7,254,464
     shares of preferred stock in excess
     of liquidation preference..........   125.9        --        --
  Issuance of shares of common stock
     related to restricted stock awards
     and options, and 401(k) matching
     (1996 -- 93,423 shares and 1995 --
     48,000 shares).....................     1.5       0.5        --
                                          ------   -------   -------
Balance, December 31, 1994, as
  previously reported...................                       346.3
  Reclassification of note receivable
     from officer for purchase of common
     stock..............................                        (1.1)
                                          ------   -------   -------
Balance, end of year (as restated at
  December 31, 1995 and 1994)...........   473.1     345.7     345.2
                                          ------   -------   -------
Unrealized appreciation (depreciation)
  of investments, net:
  Balance, beginning of year............   125.2    (322.1)     37.8
     Change in unrealized appreciation
       (depreciation), net..............   (86.1)    447.3    (359.9)
                                          ------   -------   -------
  Balance, end of year..................    39.1     125.2    (322.1)
                                          ------   -------   -------
Retained earnings:
  Balance, beginning of year............   313.6     316.3     400.5
     Net income.........................    99.4       7.3      73.3
     Dividends on common stock held by
       the former parent prior to the
       initial public offering..........      --        --    (150.0)
     Dividends on common stock
       subsequent to the initial public
       offering ($.16, $.16 and $.12 per
       share in 1996, 1995, and 1994,
       respectively)....................   (10.0)    (10.0)     (7.5)
     Dividends on preferred stock.......    (0.4)       --        --
                                          ------   -------   -------
  Balance, end of year..................   402.6     313.6     316.3
                                          ------   -------   -------
          Total shareholders' equity....  $914.8   $ 784.5   $ 339.4
                                          ======   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                                            1996         1995         1994
                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net income............................  $    99.4    $     7.3    $    73.3
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Amortization and depreciation......       43.5          7.8          1.1
     Realized (gains) losses on
       investments, net.................       (2.5)       119.4         47.1
     Income taxes.......................       80.0          9.6         22.5
     Increase in insurance
       liabilities......................        8.2        116.0         22.3
     Interest credited to insurance
       liabilities......................      391.8        370.2        348.7
     Fees charged to insurance
       liabilities......................       (4.4)        (4.2)        (4.7)
     Amortization (accrual) of
       investment income, net...........      (27.3)         3.6        (14.3)
     Deferral of cost of policies
       produced.........................     (120.7)       (62.2)       (57.4)
     Change in trading account
       securities.......................         --           --         60.8
     Other..............................      (16.9)         9.2         11.7
                                          ---------    ---------    ---------
     Net cash provided by operating
       activities.......................      451.1        576.7        511.1
                                          ---------    ---------    ---------
Cash flows from investing activities:
  Sales of investments..................    3,086.8      3,151.8      3,482.8
  Maturities and redemptions of
     investments........................      431.0        376.3        441.6
  Purchases of investments..............   (4,570.4)    (3,682.7)    (4,572.2)
  Acquisitions of subsidiaries..........         --           --         (0.3)
  Other.................................         --           --         (1.1)
                                          ---------    ---------    ---------
     Net cash used in investing
       activities.......................   (1,052.6)      (154.6)      (649.2)
                                          ---------    ---------    ---------
Cash flows from financing activities:
  Deposits to insurance liabilities.....    1,711.3        747.2        728.8
  Withdrawals from insurance
     liabilities........................   (1,402.7)    (1,052.5)      (662.2)
  Proceeds from preferred stock
     issuance, net......................      125.9           --           --
  Proceeds from common stock issuance,
     net................................         --           --         23.7
  Dividends on preferred stock..........       (0.4)          --           --
  Dividends on common stock.............      (10.0)       (10.0)      (157.5)
  Proceeds from issuance of Senior
     Notes, net.........................         --           --        147.5
  Proceeds from line of credit..........       30.1         65.1           --
  Payments on line of credit............      (37.7)        (7.5)          --
  Other.................................         --         (1.4)          --
  Investment borrowings, net............     (122.6)       226.6       (189.9)
                                          ---------    ---------    ---------
     Net cash provided by (used in)
       financing activities.............      293.9        (32.5)      (109.6)
                                          ---------    ---------    ---------
     Net increase (decrease) in
       short-term investments...........     (307.6)       389.6       (247.7)
Short-term investments -- beginning of
  year..................................      417.6         28.0        275.7
                                          ---------    ---------    ---------
Short-term investments -- end of year...  $   110.0    $   417.6    $    28.0
                                          =========    =========    =========
Supplemental cash flow disclosure:
  Income taxes (refunded) paid, net.....  $   (25.4)   $    (4.7)   $    17.9
                                          =========    =========    =========
  Interest paid on notes payable and
     short-term and investment
     borrowings.........................  $    22.2    $    19.3    $    13.3
                                          =========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Western National Corporation (the "Company") is a Delaware corporation organized in October 1993 to serve as the holding company for Western National Life Insurance Company ("Western"), a Texas life insurance company founded in 1944. Unless the context otherwise requires, references to the "Company" are references to Western National Corporation and its consolidated subsidiaries. In a series of transactions consummated on February 15, 1994 (the "Reorganization"), the Company acquired all of the outstanding capital stock of Western from Conseco, Inc. ("Conseco") and issued to a Conseco subsidiary 60 million shares of common stock of the Company and a note in the amount of $150 million (the "Conseco Note"). Conseco thereupon sold approximately 35 million shares of common stock of the Company in a public offering, and the Company sold an additional 2.3 million shares of common stock in the same offering. On February 22, 1994, the Company issued $150 million 7 1/8% Senior Notes due 2004 ("the Senior Notes"), and repaid the Conseco Note. (The issuance and repayment of the Conseco Note were treated as a dividend in the accompanying consolidated financial statements.) Western was a subsidiary of Conseco between its acquisition in 1987 and the consummation of the Reorganization.

     On December 23, 1994, AGC Life Insurance Company ("AGC Life"), a Missouri-domiciled life insurer, purchased the remaining shares of common stock held by Conseco. These shares represented approximately 40% of the Company's outstanding common stock. AGC Life is a wholly-owned subsidiary of American General Corporation, a Texas corporation ("AGC"). References to "American General" are references to AGC and its direct and indirect majority controlled subsidiaries. As of December 31, 1996, American General owned approximately a 46.2% equity interest in the Company. The increase in American General's equity interest was the result of the Company issuing preferred stock to American General in September 1996. See Note 8 for a description of the transaction involving the preferred stock.

     Western develops, markets and issues annuity products through niche distribution channels. Western sells deferred annuities, including its proprietary fixed annuities, to the savings and retirement markets through financial institutions (principally banks and thrifts), and sells deferred annuities to both the tax-qualified and nonqualified retirement markets through personal producing general agents ("PPGAs"). Western also sells deferred annuities through its direct sales operations. Under a joint marketing arrangement with American General Life Insurance Company ("AGLIC"), Western markets and coinsures single premium immediate annuities ("SPIAs") through specialty brokers to the structured settlement market. Western also sells SPIAs (other than structured settlement SPIAs) through its financial institution and PPGA distribution channels. Western commenced sales of its first variable annuity product in fourth quarter 1995. Sales of deferred annuities through financial institutions comprised 82%, 68%, and 74% of net premiums collected in 1996, 1995, and 1994, respectively. Sales through a single financial institution comprised 45% of net premiums collected in 1996.

     The accompanying consolidated financial statements include Western National Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated. The consolidated statements of operations, changes in shareholders' equity and cash flows for the periods prior to the Reorganization are presented as if Western had been a part of the Company. As such, results of operations and cash flows of the Company and Western have been combined at historical values. Certain consolidated financial statement items have been reclassified to conform to the current year's presentation.

OVERALL EFFECT OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENTS

     Fixed maturity investments ("fixed maturities") are debt securities that have original maturities greater than one year and comprise investments such as U.S. Treasury securities, mortgage-backed securities, asset-backed securities, corporate bonds and redeemable preferred stocks. Equity securities include common and non-redeemable preferred stocks. The Company follows the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), and, accordingly, classifies its fixed maturities and equity securities into the following categories:

     - Actively managed fixed maturities and equity securities are securities that may be sold prior to maturity due to changes that might occur in market interest rates, changes in prepayment risk, the Company's management of its income tax position, general liquidity needs, increase in loan demand, the need to increase regulatory capital or similar factors. Actively managed securities are carried at estimated fair value and the net unrealized gains (losses) are recorded as a component of shareholders' equity, net of tax and related adjustments described below. All of the Company's fixed maturities and equity securities were classified as actively managed as of December 31, 1996, compared to all but $1.1 million at December 31, 1995.

     - Held to maturity securities are those debt securities that the Company has the ability and positive intent to hold to maturity, and are carried at amortized cost. The Company may dispose of such securities under certain unforeseen circumstances, such as issuer credit deterioration or changes in regulatory requirements. The Company had no securities classified as held to maturity as of December 31, 1996, compared to $1.1 million at December 31, 1995.

     - Trading account securities are fixed maturity and equity securities that are bought and held primarily for the purpose of selling them in the near term. Trading account securities are carried at estimated fair value and the net unrealized gains (losses) are included as a component of net trading income. The Company had no trading account activities in 1996 or 1995.

     Changes in interest rates have a direct, inverse impact on the market value of fixed-income investments. It is reasonably possible that changes in interest rates will occur in the near term and, as a result of SFAS 115, such changes will have a material impact on the carrying value of actively managed fixed maturity and equity securities, with an offsetting effect to shareholders' equity, net of the related effects on cost of policies purchased and produced and deferred income taxes.

     Anticipated returns, including realized gains and losses, from the investment of policyholder balances are considered in determining the amortization of the cost of policies purchased and the cost of policies produced. When actively managed fixed maturity and equity securities are stated at fair value, an adjustment is made to the cost of policies purchased and the cost of policies produced equal to the change in amortization that would have been recorded if such securities had been sold at their fair value and the proceeds reinvested at current yields. Furthermore, if future yields expected to be earned on such securities decline, it may be necessary to increase certain insurance liabilities. Adjustments to such liabilities are required when their balances, in addition to future net cash flows including investment income, are insufficient to cover future benefits and expenses.

     Mortgage loans and credit-tenant loans are carried at amortized cost. Policy loans are carried at their current unpaid principal balance. Fees received and costs incurred in connection with Western's origination of these loans are deferred, and are amortized as yield adjustments over their remaining contractual lives in accordance with SFAS 91. Short-term investments, which principally include commercial paper, cash and

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES other financial instruments with original maturities of typically ninety days or less, are carried at amortized cost.

     Discounts and premiums of investment securities to par are amortized as yield adjustments over the contractual lives of the underlying securities and callable corporate bonds. Principal prepayments can alter the cash flow pattern and yield of prepayment-sensitive investments such as mortgage-backed securities ("MBS"). The accretion of discount and amortization of premium takes into consideration actual and estimated principal prepayments. In the case of MBS, the Company utilizes estimated prepayment speed information obtained from published sources or from estimates developed by its investment advisors. The effects on the yield of a security from changes in principal prepayments are recognized retrospectively, except for interest only or residual interests in structured securities that are recognized prospectively. The degree to which a security is susceptible to yield adjustments is influenced by the difference between its carrying value and par, the relative sensitivity of the underlying assets backing the securities to changing interest rates, and the repayment priority of the securities in the overall securitization structure. Prepayments may also reduce future yield to the extent that proceeds are reinvested in a lower rate environment.

     Western manages these risks by (i) principally purchasing securities that are backed by collateral with lower prepayment sensitivity (such as seasoned MBS priced at or near par value), (ii) avoiding securities with values heavily influenced by changes in prepayments (such as interest-only and principal-only securities), and (iii) purchasing securities with prepayment protected structures.

     The specific identification method is used to account for the disposition of investments. The differences between the sales proceeds and the carrying values are reported as gains (losses), or in the case of prepayments, as adjustments to investment income. Declines in values of investments that are considered other than temporary are recognized as realized losses. Subsequent recoveries in value are recognized in income only when the investments are sold.

     Western occasionally uses derivative financial instruments to alter interest rate exposure arising from mismatches between assets and liabilities. Certain of Western's fixed maturities are floating-rate instruments. Western has entered into interest rate swap contracts that effectively convert the floating-rate securities to fixed-rate instruments. Specifically, Western contracts with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. Western has contracted to pay a floating rate and receive a fixed rate, with the net difference charged or credited as an adjustment to investment income. Interest rate swaps are reported in the consolidated balance sheet at fair value, since they are hedged against investments reported at fair value. Gains or losses on early termination of interest rate swaps are recorded if the related hedged investments are sold. If the hedged investments are not sold, the gains or losses are deferred and amortized over the shorter of the remaining original terms of the interest rate swaps or hedged investments. Western's investment guidelines provide that all swap contracts must be either (i) with parties rated "A" or better by a nationally recognized statistical rating service, and/or (ii) secured by collateral approved by Western's Investment Committee.

     Western occasionally enters into mortgage dollar roll and reverse repurchase transactions (collectively, "dollar rolls") when earnings enhancement opportunities arise. Dollar rolls are agreements with an outside source, usually broker/dealers, to sell MBS and then, at a predetermined date, to buy back "substantially the same securities". Western's investment guidelines require that the original term of a dollar roll be no longer than thirty days and that all proceeds of such short-term transactions be invested in short-term investments. The securities involved must also have been issued, assumed or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC").

     Western enters into dollar rolls whenever a positive spread can be realized from the implicit interest cost of the investment borrowings and the reinvestment of the proceeds in short-term financial instruments.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

Because both sides of the transaction are entered into on the basis of short-term, money-market rates, dollar rolls involve no duration risk while providing an enhancement to investment income. Western's dollar rolls are accounted for as short-term investment borrowings, with the proceeds included in short-term investments. The carrying values of Western's investment borrowings are assumed to approximate estimated fair value.

     Other invested assets include investments in limited partnerships. The Company follows the equity method of accounting for these investments. Limited partnership investments are likely to result in a higher degree of volatility in reported earnings than is typically the case with fixed income investments, and present a greater risk of loss, as they reflect claims on an issuer's capital structure junior to that of most fixed-income investments.

COST OF POLICIES PURCHASED

     The cost of policies purchased represents the portion of Conseco's cost of acquiring Western in 1987 that was attributable to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. The value of the cost of policies purchased is the actuarially determined present value of the projected future cash flows from the acquired policies.

     Expected future cash flows used in determining the cost of policies purchased are based on actuarially determined projections of future premium collections, mortality, surrenders, benefit payments, operating expenses, changes in insurance liabilities, investment yields on the assets held to back such policy liabilities and other factors. These projections take into account all factors known or expected at the valuation date based on the collective judgment of the management of the Company. Actual experience on purchased business may vary from projections due to differences in renewal premiums collected, investment spread, investment gains (losses), mortality and morbidity costs and other factors. These variances from original projections, whether positive or negative, are included in net income as they occur. To the extent that these variances indicate that future cash flows will differ from those reflected in the scheduled amortization of the cost of policies purchased, current and future amortization is adjusted. Therefore, when the Company sells fixed maturities and recognizes a gain (loss) it also reduces (increases) the future investment spread because the proceeds from the sale of investments are reinvested at a lower (higher) earnings rate and amortization is increased (decreased) to reflect the change in the incidence of cash flows. The discount rate used to determine such value is the current rate of return the Company would require to justify the investment.

     The cost of policies purchased is amortized (with interest at the same rate used to determine the discounted value of the asset) based on the incidence of the expected cash flows. Recoverability of the cost of policies purchased is evaluated regularly by comparing the current estimate of expected future cash flows (discounted at the rate of interest that accrues to the policies) to the unamortized asset balance by line of insurance business. If such current estimate indicates that the existing insurance liabilities, together with the present value of future net cash flows from the business, will not be sufficient to recover the cost of policies purchased, the difference is charged to expense. Amortization is also adjusted for the current and future years to reflect (i) the revised estimate of future cash flows and (ii) the revised interest rate (but not greater than the rate initially used and not lower than the rate of interest earned on invested assets) at which the discounted present value of such expected future profits equals the unamortized asset balance. Expected future cash flows used in determining the amortization pattern and recoverability of cost of policies purchased is based on historical gross profits and management's estimates and assumptions regarding future investment spreads, maintenance expenses, and persistency of the block of business. The accuracy of the estimates and assumptions is affected by several factors, including factors outside the control of management such as movements in interest rates and competition from other investment alternatives. It is reasonably possible that conditions affecting the estimates and assumptions will change and that such changes will result in future adjustments to cost of policies purchased.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

COST OF POLICIES PRODUCED

     Costs of producing new business (primarily commissions and certain costs of policy issuance and underwriting), which vary with and are primarily related to the production of new business, are deferred to the extent recoverable from future profits. Such costs are amortized with interest as follows:

     - For universal life-type contracts and investment-type contracts (including SPDAs and FPDAs), in relation to the present value of expected gross profits from these contracts, discounted using the interest rate credited to the policy;

     - For immediate annuities with mortality risks, in relation to the present value of benefits to be paid;

     - For traditional life contracts, in relation to future anticipated premium revenue using the same assumptions that are used in calculating the insurance liabilities.

     Recoverability of the unamortized balance of the cost of policies produced is evaluated regularly. For universal life-type contracts and investment-type contracts, the accumulated amortization is adjusted (whether an increase or a decrease) whenever there is a material change in the estimated gross profits expected over the life of a block of business in order to maintain a constant relationship between cumulative amortization and the present value (discounted at the rate of interest that accrues to the policies) of expected gross profits. For most other contracts, the unamortized asset balance is reduced by a charge to income only when the sum of the present value of future cash flows and the policy liabilities is not sufficient to cover such asset balance. Expected gross profits used in determining the amortization pattern and recoverability of cost of policies produced is based on historical gross profits and management's estimates and assumptions regarding future investment spreads, maintenance expenses, and persistency of the block of business. The accuracy of the estimates and assumptions is affected by several factors, including factors outside the control of management such as movements in interest rates and competition from other investment alternatives. It is reasonably possible that conditions affecting the estimates and assumptions will change and that such changes will result in future adjustments to cost of policies produced.

INSURANCE LIABILITIES, RECOGNITION OF INSURANCE POLICY INCOME AND RELATED BENEFITS AND EXPENSES

     Reserves for universal life-type and investment-type contracts are based on the contract account balance, if future benefit payments in excess of the account balance are not guaranteed, or on the present value of future benefit payments when such payments are guaranteed. Additional increases to insurance liabilities are made if future cash flows, including investment income, are insufficient to cover future benefits and expenses.

     For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a period certain) and for contracts that permit the Company or the insured to make changes in the contract terms (such as single premium whole life and universal life), premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Amounts charged against the liability account for the cost of insurance, policy administration and surrender penalties are recorded as revenues. Interest credited to the liability account and benefit payments made in excess of the contract liability account balance are charged to expense.

     Reserves for traditional and limited-payment contracts are generally calculated using the net level premium method and assumptions as to investment yields, mortality, withdrawals and dividends. The assumptions are based on projections of past experience and include provisions for possible adverse deviation. These assumptions are made at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date.

     For traditional insurance contracts, premiums are recognized as income when due. Benefits and expenses are associated with earned premiums so as to result in their recognition over the premium-paying period of the

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES contracts. Such recognition is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs.

     For contracts with mortality risk, but with premiums paid for only a limited period (such as single premium immediate annuities with benefits paid for the life of the annuitant), the accounting treatment is similar to traditional contracts. However, the excess of the gross premium over the net premium is deferred and recognized in relation to the present value of expected future benefit payments.

     Liabilities for incurred claims are determined using historical experience and represent an estimate of the present value of the ultimate net cost of all reported and unreported claims. Management believes these estimates are adequate. Such estimates are periodically reviewed and any adjustments are reflected in current operations.

INCOME TAXES

     Pursuant to a tax sharing agreement, the Company was included in Conseco's consolidated tax return beginning January 1, 1993. Under the agreement, income taxes were allocated based upon separate return calculations with certain adjustments. Commencing with the income tax reporting period ended December 31, 1994, Western National Corporation and its non-life insurance subsidiaries file a consolidated tax return and Western files a separate life insurance company tax return.

     Deferred income taxes are provided for the future tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts, measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets, if any, to their estimated realizable value.

EARNINGS PER SHARE

     Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year and assuming the common shares issued in the Reorganization in 1994 were outstanding for all of 1994.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

2. INVESTMENTS:

     The amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of actively managed and held to maturity fixed maturities were as follows:

                                                                     DECEMBER 31, 1996
                                                 ----------------------------------------------------------
                                                               GROSS        GROSS      ESTIMATED
                                                 AMORTIZED   UNREALIZED   UNREALIZED     FAIR      CARRYING
                                                   COST        GAINS        LOSSES       VALUE      VALUE
                                                 ---------   ----------   ----------   ---------   --------
                                                                   (DOLLARS IN MILLIONS)
Actively managed:
  U.S. Treasury securities and obligations of
     U.S. government corporations and
     agencies..................................  $   20.8      $  0.6       $  --      $   21.4    $   21.4
  Obligations of states and political
     subdivisions..............................     224.1         2.6         4.7         222.0       222.0
  Public utility securities....................   1,251.6        21.0        30.4       1,242.2     1,242.2
  Other corporate securities...................   4,583.6       140.0        36.2       4,687.4     4,687.4
  Asset-backed securities......................     349.3         5.2         2.6         351.9       351.9
  Mortgage-backed securities...................   2,309.0        28.4        19.8       2,317.6     2,317.6
                                                 --------      ------       -----      --------    --------
          Total actively managed...............  $8,738.4      $197.8       $93.7      $8,842.5    $8,842.5
                                                 ========      ======       =====      ========    ========
Held to maturity -- obligations of states and
  political subdivisions.......................  $     --      $   --       $  --      $     --    $     --
                                                 ========      ======       =====      ========    ========

                                                                     DECEMBER 31, 1995
                                                 ----------------------------------------------------------
                                                               GROSS        GROSS      ESTIMATED
                                                 AMORTIZED   UNREALIZED   UNREALIZED     FAIR      CARRYING
                                                   COST        GAINS        LOSSES       VALUE      VALUE
                                                 ---------   ----------   ----------   ---------   --------
                                                                   (DOLLARS IN MILLIONS)
Actively managed:
  U.S. Treasury securities and obligations of
     U.S. government corporations and
     agencies..................................  $   57.8      $  2.2       $  --      $   60.0    $   60.0
  Obligations of states and political
     subdivisions..............................     169.8         5.7         2.7         172.8       172.8
  Public utility securities....................   1,335.1        51.1        10.2       1,376.0     1,376.0
  Other corporate securities...................   3,519.9       233.0         9.1       3,743.8     3,743.8
  Asset-backed securities......................     280.4         8.9         0.1         289.2       289.2
  Mortgage-backed securities...................   2,291.5        70.3         6.9       2,354.9     2,354.9
                                                 --------      ------       -----      --------    --------
          Total actively managed...............  $7,654.5      $371.2       $29.0      $7,996.7    $7,996.7
                                                 ========      ======       =====      ========    ========
Held to maturity -- obligations of states and
  political subdivisions.......................  $    1.1      $  1.0       $  --      $    2.1    $    1.1
                                                 ========      ======       =====      ========    ========

     The following table sets forth the amortized cost and estimated fair value of fixed maturities as of December 31, 1996, based upon the source of the estimated fair value:

                                                              (DOLLARS IN MILLIONS)
                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
Nationally recognized pricing services......................  $7,340.4     $7,416.1
Broker-dealer market makers.................................   1,176.4      1,204.8
Internally developed methods................................     221.6        221.6
                                                              --------     --------
          Total fixed maturities............................  $8,738.4     $8,842.5
                                                              ========     ========

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

     The following table sets forth the quality of total fixed maturities as of December 31, 1996, classified in accordance with the highest rating by a nationally recognized statistical rating organization or, as to $159.1 million of fixed maturities not commercially rated, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") as follows (for purposes of the table, and only for fixed maturities (at fair value) not commercially rated: NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B" and below):

                                                                              FAIR VALUE
                                                                 ------------------------------------
                                                                 AS A % OF    AS A % OF    AS A % OF
                               AMORTIZED   CARRYING     FAIR       FIXED      AMORTIZED      TOTAL
      COMMERCIAL RATING          COST       VALUE      VALUE     MATURITIES     COST      INVESTMENTS
      -----------------        ---------   --------   --------   ----------   ---------   -----------
                                    (DOLLARS IN MILLIONS)
AAA..........................  $2,491.6    $2,498.9   $2,498.9      28.3%       100.3%       26.7%
AA...........................     801.0       801.6      801.6       9.1        100.1         8.5
A............................   2,461.4     2,500.4    2,500.4      28.3        101.6        26.7
BBB+.........................     834.1       855.4      855.4       9.7        102.6         9.1
BBB..........................     991.8     1,009.2    1,009.2      11.4        101.8        10.8
BBB-.........................     553.3       558.3      558.3       6.2        100.9         5.9
                               --------    --------   --------     -----        -----        ----
          Total investment
            grade............   8,133.2     8,223.8    8,223.8      93.0        101.1        87.7
                               --------    --------   --------     -----        -----        ----
BB+..........................     138.5       140.9      140.9       1.6        101.7         1.6
BB...........................      75.4        77.5       77.5       0.9        102.8         0.8
BB-..........................     165.2       171.7      171.7       1.9        103.9         1.8
B and below..................     226.1       228.6      228.6       2.6        101.1         2.4
                               --------    --------   --------     -----        -----        ----
          Total below
            investment
            grade............     605.2       618.7      618.7       7.0        102.2         6.6
                               --------    --------   --------     -----        -----        ----
          Total fixed
            maturities.......  $8,738.4    $8,842.5   $8,842.5     100.0%       101.2%       94.3%
                               ========    ========   ========     =====        =====        ====

     The amortized cost and estimated fair value of fixed maturities (all actively managed) by contractual maturity as of December 31, 1996, were as follows:

                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
                                                               (DOLLARS IN MILLIONS)
Due in one year or less.....................................  $   66.7      $   68.6
Due after one year through five years.......................     619.5         629.8
Due after five years through ten years......................   2,437.9       2,482.6
Due after ten years.........................................   3,305.3       3,343.9
                                                              --------      --------
          Subtotal..........................................   6,429.4       6,524.9
Mortgage-backed securities..................................   2,309.0       2,317.6
                                                              --------      --------
          Total fixed maturities............................  $8,738.4      $8,842.5
                                                              ========      ========

     Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, and because most mortgage-backed securities provide for periodic payments throughout their lives.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

     Net investment income for the years indicated consisted of the following:

                                                             1996      1995      1994
                                                            ------    ------    ------
                                                              (DOLLARS IN MILLIONS)
Fixed maturities..........................................  $656.8    $610.1    $593.8
Equity securities.........................................     0.8       0.2       0.9
Mortgage loans............................................     9.7       9.4      11.7
Credit-tenant loans.......................................    19.8      23.9      20.9
Policy loans..............................................     4.1       4.4       4.4
Equity in earnings of partnership investments.............     7.0       3.8        --
Other invested assets.....................................     8.3       5.9       2.7
Short-term investments....................................     6.8      13.6      11.9
                                                            ------    ------    ------
          Gross investment income.........................   713.3     671.3     646.3
Investment expenses.......................................    (3.2)     (4.6)     (8.9)
                                                            ------    ------    ------
          Net investment income and equity in earnings of
            partnership investments.......................  $710.1    $666.7    $637.4
                                                            ======    ======    ======

     The Company had no investments on nonaccrual status as of December 31, 1996, compared to $0.6 million and $13.6 million at December 31, 1995 and 1994, respectively. The Company had no fixed maturities in default as to the payment of principal or interest at December 31, 1996 and 1995, compared to $13.6 million at December 31, 1994. During 1996, 1995, and 1994, the Company recorded writedowns of fixed maturities totaling $5.6 million, $6.4 million, and $0.4 million, respectively. Of the $5.6 million in 1996, $1.6 million of the writedowns were related to value impairments for credit risk.

     The proceeds from sales of actively managed fixed maturities were $3.1 billion, $3.2 billion, and $3.5 billion for the years ended December 31, 1996, 1995, and 1994, respectively.

     During 1994, the Company transferred trading account securities with carrying values of $73.3 million to the actively managed fixed maturities category. The Company suspended trading account activities during 1994.

     Net trading income for the year ended December 31, 1994, was as follows (dollars in millions):

                                                                1994
                                                                -----
Gross trading gains.........................................    $ 6.2
Gross trading losses........................................     (1.7)
                                                                -----
          Net realized gains from trading account securities
           before expenses..................................      4.5
Trading expenses............................................     (0.8)
                                                                -----
          Net trading income................................    $ 3.7
                                                                =====

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

     Net realized gains (losses) for the years indicated were as follows:

                                                             1996     1995      1994
                                                            ------   -------   ------
                                                              (DOLLARS IN MILLIONS)
Fixed maturities:
  Gross realized gains....................................  $ 34.0   $  17.8   $ 34.4
  Gross realized losses...................................   (25.6)   (128.6)   (80.4)
  Decline in net realizable value that is other than
     temporary............................................    (5.6)     (6.4)    (0.4)
                                                            ------   -------   ------
                                                               2.8    (117.2)   (46.4)
Equity securities.........................................      --       0.8       --
Mortgages loans...........................................    (0.2)       --       --
Other.....................................................      --      (3.0)    (0.7)
                                                            ------   -------   ------
          Net realized gains (losses) before expenses.....     2.6    (119.4)   (47.1)
Investment expenses.......................................    (4.9)     (6.8)    (5.8)
                                                            ------   -------   ------
          Net realized gains (losses).....................  $ (2.3)  $(126.2)  $(52.9)
                                                            ======   =======   ======

     Changes in unrealized appreciation (depreciation) on investments carried at estimated fair value, net of the effects on other balance sheet accounts, were as follows:

                                                           1996      1995      1994
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Investments carried at estimated fair value:
  Actively managed fixed maturities.....................  $(238.1)  $ 947.5   $(837.2)
  Equity securities.....................................       --       0.4      (0.4)
  Other.................................................    (10.1)     11.0        --
                                                          -------   -------   -------
     Change in unrealized appreciation (depreciation),
       gross............................................   (248.2)    958.9    (837.6)
Less effect on other balance sheet accounts:
  Cost of policies purchased............................     18.9     (63.7)     44.9
  Cost of policies produced.............................     68.3    (196.7)    215.9
  Insurance liabilities.................................     36.3     (36.3)     36.9
  Other liabilities.....................................     (7.8)     25.8     (13.6)
  Deferred income taxes.................................     46.4    (240.7)    193.6
                                                          -------   -------   -------
     Change in unrealized appreciation (depreciation),
       net..............................................  $ (86.1)  $ 447.3   $(359.9)
                                                          =======   =======   =======

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

     At December 31, 1996, the aggregate carrying value of Western's MBS portfolio was $2.3 billion, or 24.7% of total invested assets. The following table sets forth the carrying value of Western's MBS portfolio by structural type and underlying collateral coupon class as of December 31, 1996:

                                                      COLLATERAL COUPON CLASS
                                             ------------------------------------------
                                                                       9.01%
                                             7% AND   7.01-    8.01-    AND
                 MBS TYPE                    BELOW    8.00%    9.00%   ABOVE    TOTAL
                 --------                    ------   ------   -----   -----   --------
                                                       (DOLLARS IN MILLIONS)
Agency pass-throughs.......................  $815.7   $469.9   $29.7   $10.9   $1,326.2
Commercial MBS.............................    38.2     29.5     1.2      --       68.9
CMOs:
  PACs, TACs and VADMs.....................   231.2     45.6     6.1      --      282.9
  Sequentials..............................    48.6    141.5    94.5    53.3      337.9
  Supports and other.......................    10.6      3.3      --      --       13.9
  Mezzanines and subordinates..............    23.3     22.1      --      --       45.4
  Z-tranches...............................      --       --    28.0      --       28.0
  ARMs and floaters........................      (a)      (a)     (a)     (a)     214.4
                                                                               --------
       Total CMOs..........................                                       922.5
                                                                               --------
          Total MBS........................                                    $2,317.6
                                                                               ========

---------------

(a) The collateral coupon rates are not meaningful as they reset periodically in accordance with changes in market interest rates. In addition, such security coupons have been swapped for fixed rate payments.

     Asset-backed securities ("ABS") are securitized pools of assets, such as manufactured housing loans and credit card receivables, that are collateralized by the underlying loans. ABS are typically structured similarly to CMOs or MBS pass-throughs, but are usually not subject to as much prepayment risk as MBS. Senior-tranche ABS contain credit enhancement features that raise the quality of the ABS above that of the underlying loans. At December 31,1996, the aggregate carrying value of Western's ABS portfolio was $351.9 million, or 3.8% of total invested assets. The following table sets forth the carrying value of Western's ABS portfolio by collateral type as of December 31,1996:

                                                                 CARRYING VALUE
                                                              --------------------
                                                              (DOLLARS IN    AS A
                      COLLATERAL TYPE                          MILLIONS)       %
                      ---------------                         -----------    -----
Manufactured housing loans..................................    $161.0        45.8%
Credit card receivables.....................................      52.2        14.8
Home equity loans...........................................      36.9        10.5
Home improvement loans......................................      23.6         6.7
Energy receivables..........................................      16.7         4.7
Airplane leases.............................................      13.5         3.8
Farm equipment leases.......................................      13.2         3.8
All other...................................................      34.8         9.9
                                                                ------       -----
          Total asset-backed securities.....................    $351.9       100.0%
                                                                ======       =====

     At December 31, 1996, Western had total mortgage loans of $122.7 million, or 1.3% of total invested assets, consisting of $89.6 million of commercial mortgages and $33.1 million of mortgage investments in junior and residual interests of CMOs ("CMO residuals"). Total mortgage loans at year-end 1996 increased by $36.2 million from year-end 1995. This increase reflects Western's reclassification during the second quarter 1996 of $43.5 million of investments from the credit-tenant loan category to the mortgage loan

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES category. The reclassified investments represented credit-tenant loans on which the commercial credit rating of the tenant, Kmart Corp., was downgraded to below investment grade status by several rating services. Additionally, approximately 12% of the collateral underlying Western's CMO residuals were supported by Kmart Corp. credit at December 31, 1996. The Company has not incurred any losses as a result of its investments involving Kmart Corp.

     Approximately 72% of the commercial mortgages were on properties located in four states -- Florida (24%), Texas (21%), North Carolina (15%) and Indiana (12%), respectively. No other state comprised greater than 7% of the total commercial mortgage loan balance.

     CMO residuals entitle Western to the excess cash flows arising from the difference between (i) the cash flows required to make principal and interest payments on the other tranches of the CMO and (ii) the actual cash flows received on the mortgage loan assets backing the CMO. If prepayments or credit losses on the underlying mortgage loan assets vary from projections, the total cash flows to Western could differ from projections. Changes in projected cash flows which impact the yields of the CMO residuals are recognized in investment income prospectively. The average yield of the Company's CMO residual was 9.5% at December 31, 1996. If the carrying value of CMO residuals exceed the projected cash flows discounted at a risk free rate, the carrying value is adjusted to fair value and a realized loss is recognized.

     During 1996, Western recognized $0.2 million of realized losses on mortgage loans, compared with none in 1995 and 1994. At December 31, 1996, Western had no nonperforming mortgage loans.

     At December 31, 1996, Western held $208.5 million, or 2.2% of total invested assets, of credit-tenant loans ("CTLs"), compared to $249.7 million at year-end 1995. CTLs are mortgage loans for commercial properties which require, as stipulated by Western's underwriting guidelines, (i) the lease of the principal tenant to be assigned to Western (including the direct receipt by Western of the tenant's lease payments) and to produce adequate cash flow to fund the requirements of the loan and (ii) the principal tenant (or the guarantor of such tenant's obligations) to have a credit rating of generally at least "BBB" or its equivalent. The underwriting guidelines take into account such factors as the lease terms on the subject property; the borrower's management ability, including business experience, property management capabilities and financial soundness; and such economic, demographic or other factors that may affect the income generated by the property or its value. The underwriting guidelines also require a loan-to-value ratio of 75% or less. Because CTLs are principally underwritten on the basis of the creditworthiness of the tenant rather than on the value of the underlying property, they are classified as a separate class of securities for financial reporting purposes. As with commercial mortgage loans, CTLs are additionally secured by liens on the underlying property.

     As part of its investment strategy, the Company enters into mortgage dollar roll and reverse repurchase transactions principally to increase investment earnings and improve liquidity. These transactions are terminable after thirty days and are accounted for as short-term investment borrowings, with the proceeds of such borrowings generally reinvested in short-term financial instruments. The borrowings are collateralized by mortgage-backed agency pass-throughs with fair values approximating the underlying loan value. Such borrowings were $134.6 million and $257.3 million as of December 31, 1996, and 1995, respectively.

     The Company had outstanding interest rate swap agreements with total notional contract amounts of $330.0 million at December 31, 1996 and 1995, and which expire at various dates through October 1999. At December 31, 1996 and 1995, Western's average contractual floating-pay rates approximated 5.7% and 5.9%, respectively, and fixed-receipt rates approximated 7.3% for both years. Based on these rates, the Company's interest rate swaps had an estimated fair value of a positive $4.4 million and $12.2 million at year-end 1996 and 1995, respectively.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

     The Company had no investments in any entity in excess of 10% of shareholders' equity, or $91.5 million, as of December 31, 1996, excluding investments issued, assumed or guaranteed by the U.S. government or U.S. government agencies. The Company's largest twenty non-U.S. government issuer concentrations were as follows:

                                                                               ESTIMATED
                                                                  AMORTIZED      FAIR
                               ISSUER                               COST         VALUE
                               ------                             ---------    ---------
                                                                  (DOLLARS IN MILLIONS)
 1.  GTE Corporation............................................  $   86.8     $   83.5
 2.  Occidental Petroleum.......................................      75.9         81.0
 3.  Ontario Province...........................................      71.8         68.0
 4.  American Reinsurance.......................................      68.2         67.4
 5.  Telecommunications Inc./TCI International..................      67.0         64.1
 6.  Paine Webber Group.........................................      66.3         68.8
 7.  May Department Stores......................................      64.2         63.9
 8.  Philips Electronics NV.....................................      63.8         64.1
 9.  Salomon, Inc...............................................      62.9         64.8
10.  BankAmerica Corporation....................................      60.5         61.0
11.  News America Holdings......................................      59.1         62.7
12.  Phillips Petroleum.........................................      57.6         64.5
13.  American Airlines/AMR Corporation..........................      55.3         61.5
14.  Northern Indiana Public Service............................      54.9         52.7
15.  McDonnell Douglas..........................................      54.2         58.7
16.  Countrywide Credit.........................................      53.8         54.2
17.  Dayton Hudson..............................................      53.1         53.8
18.  Wal-Mart Stores............................................      52.3         52.8
19.  Lehman Brothers............................................      51.8         53.6
20.  Commonwealth Edison........................................      51.3         51.0
                                                                  --------     --------
                                                                  $1,230.8     $1,252.1
                                                                  ========     ========

3. INSURANCE LIABILITIES:

     Insurance liabilities consisted of the following:

                                                             INTEREST       DECEMBER 31,
                                  WITHDRAWAL   MORTALITY       RATE      -------------------
                                  ASSUMPTION   ASSUMPTION   ASSUMPTION     1996       1995
                                  ----------   ----------   ----------   --------   --------
                                                                             (DOLLARS IN
                                                                              MILLIONS)
Future policy benefits:
  Investment contracts..........    N/A         N/A           (d)        $7,274.3   $6,566.5
  Limited-payment contracts.....   None         (b)          4%-11%       1,328.1    1,267.2
  Traditional life insurance
     contracts..................    (a)         (c)           (e)            32.5       32.7
  Universal life-type
     contracts..................    N/A         N/A           N/A            43.5       47.7
  Claims payable and other
     policyholders' funds.......    N/A         N/A           N/A             1.5        1.7
                                                                         --------   --------
          Total insurance
            liabilities.........                                         $8,679.9   $7,915.8
                                                                         ========   ========

---------------

(a) Company experience

(b) Principally the 1984 United States Population Table.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

(c) Principally modifications of the 1965-70 Basic, Select and Ultimate Tables.

(d) In 1996 and 1995, approximately 95% of this liability represented account balances where future benefits were not guaranteed and 5% represented the present value of guaranteed future benefits determined using interest rates ranging from 3% to 12%.

(e) Various, ranging from 3% to 6% in 1996 and 1995.

     Realized gains on fixed maturities during 1994 reduced the expected future yields on the investment of policyholder balances to the extent that future cash flows on certain limited-payment contracts were insufficient to cover future benefits and expenses. Accordingly, an additional estimated insurance liability of $2.2 million was established by a charge to expense in 1994. No additions to liabilities were required in 1996 and 1995.

4. REINSURANCE:

     In the normal course of business, the Company seeks to limit its exposure to loss on any single policy and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage contracts. The Company has set its retention limit for acceptance of risk on life insurance policies at various levels up to $0.8 million. To the extent that reinsuring companies are unable to meet obligations under these agreements, the Company remains contingently liable. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Assets and liabilities relating to reinsurance contracts are reported gross of the effects of reinsurance. Reinsurance receivables and prepaid reinsurance premiums, including amounts related to insurance liabilities, are reported as assets.

     Direct and assumed life insurance in force totaled $561.5 million, $628.6 million and $706.3 million at December 31, 1996, 1995 and 1994, respectively, and ceded life insurance in force totaled $247.6 million, $286.1 million and $329.1 million at December 31, 1996, 1995 and 1994, respectively.

     The cost of ceded policies containing mortality risks totaled $1.5 million in 1996, and $1.3 million in 1995 and 1994. These costs were deducted from insurance premiums. Reinsurance recoveries netted against insurance policy benefits totaled $1.4 million, $4.5 million and $3.5 million in 1996, 1995 and 1994, respectively.

     Effective October 1, 1995, the Company recaptured certain annuity business with assets approximately equal to insurance liabilities of $72.8 million that had previously been ceded.

     In October 1995, Western and AGLIC entered into a modified coinsurance agreement. Under the agreement, AGLIC issues the SPIAs, and 50% of each risk is reinsured to Western. Under this arrangement, Western reports its pro rata share of premiums and shares in its pro rata portion of the gain or loss on policies sold. Pursuant to this arrangement in 1996, Western assumed $90.9 million of premiums. The arrangement resulted in $91.3 million of revenues and expenses for Western in 1996. As of December 31, 1996, the funds held by reinsurer and the insurance liabilities resulting from this agreement were $96.6 million.

     Since 1994, Western has been a party to a standby reinsurance agreement for new SPDA sales through selected financial institutions, which becomes effective only if Western's risk-based capital ratio falls below a prescribed level. No reinsurance pursuant to this agreement has become effective.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

5. NOTES PAYABLE:

     Notes payable consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996          1995
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
Senior Notes due February 15, 2004, bearing interest at
  7 1/8% per annum, not redeemable prior to maturity, net of unamortized discount of $2.0 million in 1996 and $2.2
  million in 1995...........................................    $148.0        $147.8

     Additionally, included in other liabilities is $50.0 million and $57.6 million at December 31, 1996 and 1995, respectively, of outstanding borrowings under an unsecured credit agreement with a syndicate of banks, which matures in 2000 (the "Credit Agreement"). Under the Credit Agreement, the Company could borrow on a revolving basis an aggregate principal amount of up to $100.0 million as of December 31, 1996. Subsequent to year end, the borrowing base was increased to $150.0 million. At December 31, 1996, the interest rate under the Credit Agreement was either the agent bank's prime rate or LIBOR plus .375% (5.975% at December 31, 1996). The Credit Agreement contained certain provisions that required the Company to maintain specified levels of financial solvency during the term of the agreement, including provisions concerning its consolidated net worth, adjusted statutory capital and surplus, market capitalization, A.M. Best rating, and risk based capital levels.

6. INCOME TAXES:

     The components of income tax included in the consolidated balance sheet are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                               1996          1995
                                                              -------      --------
                                                              (DOLLARS IN MILLIONS)
Deferred income tax liabilities:
  Investments...............................................   $ 21.1       $  20.0
  Cost of policies produced and purchased...................    143.6         118.4
  Unrealized appreciation of investments....................     21.1          67.5
                                                               ------       -------
          Gross deferred income tax liabilities.............    185.8         205.9
Deferred income tax assets:
  Insurance liabilities.....................................     80.6          76.7
  Net operating loss carryforward...........................     13.4           8.9
  Other.....................................................      6.8          10.8
                                                               ------       -------
          Gross deferred income tax assets..................    100.8          96.4
                                                               ------       -------
Net deferred income tax assets (liabilities)................    (85.0)       (109.5)
Income tax receivable (included in other assets)............       --          46.4
Income tax payable (included in other liabilities)..........    (11.7)           --
                                                               ------       -------
                                                               $(96.7)      $ (63.1)
                                                               ======       =======

     Income tax expense was as follows:

                                                             1996      1995     1994
                                                             -----    ------    -----
                                                              (DOLLARS IN MILLIONS)
Current tax provision (benefit)............................  $31.6    $(23.0)   $(5.0)
Deferred tax provision (benefit)...........................   21.9      24.5     45.8
                                                             -----    ------    -----
  Income tax expense.......................................  $53.5    $  1.5    $40.8
                                                             =====    ======    =====

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

     Net operating losses incurred by Western National Corporation cannot be utilized by Western since each files separate income tax returns. Net operating loss carryforwards of Western National Corporation were $38.3 million at December 31, 1996, and will expire beginning in 2009 if not previously utilized. Management believes that it is more likely than not that the related deferred tax asset of $13.4 million at December 31, 1996, will be utilized to offset future taxable income of Western National Corporation during the carryforward period.

     Income tax expense differed from that computed at the applicable federal statutory rate (35% during 1996, 1995, and 1994) for the following reasons:

                                                              1996     1995     1994
                                                              -----    -----    -----
                                                               (DOLLARS IN MILLIONS)
Federal tax on income before income taxes at statutory
  rates.....................................................  $53.5    $ 3.1    $39.9
State taxes.................................................    0.3      0.5      0.5
Various adjustments.........................................   (0.3)    (2.1)     0.4
                                                              -----    -----    -----
  Income tax expense........................................  $53.5    $ 1.5    $40.8
                                                              =====    =====    =====

7. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments ("SFAS 107") requires disclosures of fair value information about financial instruments, and includes assets and liabilities recognized or not recognized in the balance sheet, for which it is practicable to estimate their fair value. In instances where quoted market prices are not available, fair values are based on estimates using discounted cash flow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of the amount and timing of future cash flows. SFAS 107 excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements, such as the amount for the value associated with customer or agent relationships, the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products, or other intangible items. Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value of the Company; likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

     The following methods and assumptions were used by the Company in determining estimated fair values of financial instruments:

          Fixed maturities and equity securities: The estimated fair values for fixed maturities are based on quoted market prices, where available. For fixed maturities not actively traded, the estimated fair values are determined using values obtained from independent pricing services or, in the case of private placements, are determined by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the securities. The estimated fair values for equity securities are based on quoted market prices.

          Short-term investments: The carrying values approximate estimated fair value.

          Mortgage loans, credit-tenant loans, and policy loans: The estimated fair values for mortgage loans, CTLs and policy loans are determined by discounting future expected cash flows using interest rates currently being offered for similar loans to borrowers with similar credit ratings.

          Other invested assets: The estimated fair values are determined using quoted market prices for similar instruments.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

          Insurance liabilities for investment contracts: The estimated fair values are determined using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. The estimated fair values of the insurance liabilities for investment contracts were approximately equal to the carrying values as of December 31, 1996 and 1995, because interest rates credited on the vast majority of account balances approximate current rates paid on similar investments and are not generally guaranteed beyond one year. Fair values for the Company's insurance liabilities other than those for investment-type insurance contracts are not required to be disclosed. However, the estimated fair values of liabilities for all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

          Notes payable: The estimated fair value is determined by discounting future cash flows based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

          Investment borrowings: The carrying values approximate estimated fair value.

     The estimated fair values and carrying values of the Company's financial instruments were as follows:

                                                          DECEMBER 31,
                                          --------------------------------------------
                                                  1996                    1995
                                          --------------------    --------------------
                                            FAIR      CARRYING      FAIR      CARRYING
                                           VALUE       VALUE       VALUE       VALUE
                                          --------    --------    --------    --------
                                                     (DOLLARS IN MILLIONS)
Assets:
  Fixed maturities and equity
     securities.........................  $8,842.5    $8,842.5    $7,999.6    $7,998.6
  Mortgage loans, credit-tenant loans
     and policy loans...................     396.2       398.0       400.0       404.5
  Other invested assets.................      25.6        25.6        24.5        24.5
  Short-term investments................     110.0       110.0       417.6       417.6
Liabilities:
  Insurance liabilities for investment
     contracts..........................   7,274.3     7,274.3     6,566.5     6,566.5
  Notes payable.........................     150.0       148.0       150.0       147.8
  Investment borrowings and due to
     brokers............................     156.3       156.3       257.3       257.3

8. SHAREHOLDERS' EQUITY:

     Generally, the net assets of Western available for transfer to the Company are limited to the amounts by which Western's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements. Under Texas law, dividends that can be paid by Western to the Company during any twelve-month period without prior regulatory approval cannot exceed the greater of statutory net gain from operations (excluding realized gains on investments) for the preceding year or 10% of statutory surplus at the end of the preceding year. In 1997, Western can transfer up to $57.0 million in the form of dividends to the Company without seeking prior regulatory approval.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

     The components of the balance sheet caption "unrealized appreciation of investments, net" in shareholders' equity are summarized as follows:

                                                   DECEMBER 31, 1996                      DECEMBER 31, 1995
                                          ------------------------------------   ------------------------------------
                                                        EFFECT OF                              EFFECT OF
                                                       FAIR VALUE    CARRYING                 FAIR VALUE    CARRYING
                                          COST BASIS   ADJUSTMENTS     VALUE     COST BASIS   ADJUSTMENTS     VALUE
                                          ----------   -----------   ---------   ----------   -----------   ---------
                                                                     (DOLLARS IN MILLIONS)
Investments:
  Actively managed fixed maturities.....   $ 8,738.4     $104.1      $ 8,842.5    $ 7,654.5     $342.2      $ 7,996.7
  Other invested assets.................        24.7        0.9           25.6         13.5       11.0           24.5
                                           ---------     ------      ---------    ---------     ------      ---------
                                             8,763.1      105.0        8,868.1      7,668.0      353.2        8,021.2
Other Balance Sheet Items:
  Cost of policies purchased............        71.5      (21.1)          50.4         75.8      (40.0)          35.8
  Cost of policies produced.............       408.3      (28.1)         380.2        325.1      (96.4)         228.7
  Insurance liabilities.................    (8,679.9)        --       (8,679.9)    (7,879.5)     (36.3)      (7,915.8)
  Other liabilities.....................      (102.5)       4.4          (98.1)      (100.6)      12.2          (88.4)
  Deferred income tax liability.........       (77.3)     (21.1)         (98.4)       (50.9)     (67.5)        (118.4)
                                                         ------                                 ------
  Unrealized appreciation of
     investments, net...................                 $ 39.1                                 $125.2
                                                         ======                                 ======

     On September 17, 1996, the Company issued 7,254,464 shares of convertible stock to a subsidiary of American General for an aggregate purchase price of $130.0 million. The Company incurred a discount in lieu of underwriting and other fees incident to a public offering and other direct issue costs totaling $4.1 million, resulting in net proceeds to the Company of $125.9 million. The preferred stock shares pro rata on a share-for-share basis with the Company's common stock in dividends and in liquidation, subject to a $.001 per share liquidation preference. No dividends may be paid on the Company's common stock unless a corresponding dividend is paid on the Company's preferred stock. The preferred stock automatically converts with no further action on the part of the Company or its holder into an equal number of shares of the Company's common stock upon approval of the common stock shareholders at the Company's 1997 Annual Meeting of Shareholders. The preferred stock is considered a common stock equivalent in deriving earnings per share. The proceeds from the issuance of preferred stock in excess of the liquidation preference has been recorded as a component of common shareholders' paid-in capital.

     In February 1994, the Company loaned approximately $1.1 million to an officer for the purchase of 100,000 shares of the Company's common stock under the terms of a promissory note bearing interest at the prime rate plus 1% with principal and accrued interest payable in February 1999. The note receivable is collateralized by the 100,000 shares purchased by the officer and has been recorded as a reduction to common stock and additional paid-in capital. The accompanying balance sheet as of December 31, 1995, and the statements of shareholders' equity for the years ended December 31, 1995 and 1994, have been restated to reflect the reclassification of the note receivable from other assets to common stock and additional paid-in capital.

9. STOCK AND INCENTIVE PLAN:

     The Western National Corporation 1993 Stock and Incentive Plan (the "1993 Plan") was adopted by the Company effective December 31, 1993, and will terminate on December 31, 2003. The 1993 Plan provides for the grant of any or all of the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights;
(iii) restricted stock; (iv) incentive awards; and (v) performance awards. The number of shares of common stock that may be issued under the 1993 Plan, or

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES as to which stock appreciation rights or other awards may be granted, may not exceed 5,000,000. Under the Plan, the maximum number of such shares awardable to an individual was limited to 1,350,000 in the year ended December 31, 1994, and 100,000 for any year thereafter. Options have a ten-year term and vest equally over a five-year period with the exception of 1.25 million options granted in 1994 which vest over a four-year period. The exercise price of options granted will not be less than the fair market value of the common stock at the date of grant. Shares issued under restricted stock awards vest one-third per year beginning on the third anniversary of the grant date.

     A summary of changes in common stock options is as follows:

                                                          SHARES
                                                         ISSUABLE
                                            SHARES         UNDER
                                          AVAILABLE     OUTSTANDING
                                          FOR ISSUE       OPTIONS      PRICE PER SHARE
                                          ----------    -----------    ---------------
Balance at December 31, 1993:...........   5,000,000
  Options:
     Granted............................  (1,994,150)    1,994,150         $12.11
     Forfeited..........................      50,000       (50,000)        $12.00
                                          ----------     ---------
Balance at December 31, 1994............   3,055,850     1,944,150         $12.11
  Options:
     Granted............................    (221,000)      221,000         $12.10
     Exercised..........................          --        (3,000)        $13.19
     Forfeited..........................      21,050       (21,050)        $12.90
  Restricted stock awards granted.......     (45,000)           --
                                          ----------     ---------
Balance at December 31, 1995............   2,810,900     2,141,100         $12.06
  Options:
     Granted............................    (211,000)      211,000         $17.12
     Exercised..........................          --        (2,350)        $17.30
     Forfeited..........................       8,900        (8,900)        $15.10
  Restricted stock awards granted.......     (74,000)           --
                                          ----------     ---------
Balance at December 31, 1996............   2,534,800     2,340,850         $12.50
                                          ==========     =========

     The shares exercisable for vested options and the corresponding weighted average exercise price was 971,110 shares and $12.08, and 458,330 shares and $12.07 at December 31, 1996 and 1995, respectively.

     The following table summarizes the information about stock options outstanding in December 31, 1996:

                                                 OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                          ----------------------------------    -------------------
                                                       WEIGHTED     WEIGHTED               WEIGHTED
                                                        AVERAGE     AVERAGE                AVERAGE
                RANGE OF                               REMAINING    EXERCISE               EXERCISE
            EXERCISE PRICES                SHARES        TERM        PRICE      SHARES      PRICE
            ---------------               ---------    ---------    --------    -------    --------
$12.00 to $15.00........................  2,137,700      7.10        $12.10     971,110     $12.08
$15.01 to $18.63........................    203,150      9.14        $18.43          --         --
                                          ---------      ----        ------     -------     ------
                                          2,340,850      7.28        $12.50     971,110     $12.08

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") in 1995 which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect those provisions. As a result, the Company continues to apply Accounting Principles Board Opinion No. 25 and

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES related Interpretations ("APB 25") in accounting for the measurement and recognition of the Plan's cost. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 effective with awards granted since January 1, 1995, are required.

     Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used to calculate fair values of options awarded in both 1996 and 1995: (i) average dividend yield of .2%, (ii) expected volatility of 25.3%, (iii) expected life of five years, and (iv) an estimated risk-free interest rate, which is different for grants awarded on different grant dates, ranging from 5.3% to 7.7%.

     The weighted average fair value of options granted was $5.08 and $3.80 during the years ended December 31, 1996 and 1995, respectively. The weighted average fair value of restricted stock awards granted was $17.14 and $12.38 during the years ended December 31, 1996 and 1995, respectively.

     The total amount of compensation expense recognized in the accompanying statements of operations under the provisions of APB 25 was $0.3 million and $0.1 million during the years ending December 31, 1996 and 1995, respectively.

     The pro forma disclosures as if the Company adopted the cost recognition requirements of SFAS 123 are presented below (in millions, except per share amounts):

                                                    1996                        1995
                                          ------------------------    ------------------------
                                          AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                          -----------    ---------    -----------    ---------
Net income..............................     $99.4         $99.1         $7.3          $7.2
Earnings per common share and common
  equivalent share......................     $1.53         $1.53         $.12          $.12

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

10. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

     The Company leases office space and equipment under noncancellable operating leases. The approximate future minimum lease rental commitments under such leases as of December 31, 1996 are as follows (dollars in thousands):

                YEAR ENDING DECEMBER 31,
                ------------------------
      1997..............................................   $  993
      1998..............................................    1,002
      1999..............................................      993
      2000..............................................      968
      2001..............................................      581
      Thereafter........................................    1,405
                                                           ------
                                                           $5,942
                                                           ======

     Rent expense was $1,018,000, $752,000 and $788,000 in 1996, 1995, and 1994,
respectively.

     At December 31, 1996, the Company's total commitment to limited partnership investments was $50.0 million, of which $1.1 million had been funded.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

     Until May 1, 1997, Western is committed to reimburse the WNL Series Trust for administrative expenses in excess of .12% of the market value of investments related to variable annuity policies issued by Western. During 1996, Western incurred approximately $0.6 million related to this commitment.

     Certain officers of the Company are employed pursuant to long-term employment agreements. The agreements provide, among other things, for base salaries plus bonuses and may be terminated at any time for any reason upon written notice to the other party, subject to, in the case of termination by the Company without cause, to the payment of contractually specified amounts to the terminated employee. In the event of termination following a "change in control" (as defined), certain additional amounts may become payable.

CONTINGENCIES

     Assessments are levied on Western from time to time by guaranty fund associations of states in which it is licensed to provide for payment of covered claims or to meet other insurance obligations, subject to prescribed limits, of insolvent insurance enterprises. Assessments are allocated to an insurer based on the ratio of premiums written by an insurer to total premiums written in the state. The terms of the assessments depend on how each guaranty fund association elects to fund its obligations. Assessments levied by certain states may be recoverable through a reduction in future premium taxes. Western provides a liability, net of discount and estimated premium tax offsets, for estimated future assessments of known insolvencies. Included in other liabilities is a reserve for guaranty fund assessments of $22.1 million, $29.2 million and $7.4 million, at December 31, 1996, 1995, and 1994, respectively. Western determines guaranty fund liabilities by utilizing a report prepared annually by the National Organization of Life and Health Insurance Guaranty Associations which provides estimates of assessments by insolvency. Management believes the provision for guaranty fund assessments is adequate for all known insolvencies, and does not currently anticipate the need for any material additions to the reserve for known insolvencies. However, it is reasonably possible that the estimates on which the provision is based will change and that such changes will result in future adjustments.

     From time to time, the Company is involved in lawsuits which are related to its operations. In most cases, such lawsuits involve claims under insurance policies or other contracts of the Company. None of the lawsuits currently pending, either individually or in the aggregate, is expected to have a material effect on the Company's financial condition or results of operations.

11. EMPLOYEE BENEFIT PLANS:

     The Company sponsors a qualified defined contribution plan (the "Plan") covering all full-time employees. The Plan provides for the Company to match, with equivalent value of Company stock, 50% of a participant's voluntary contributions up to 4% of a participant's compensation (subject to certain Internal Revenue Code limitations). The Company can also elect to make additional discretionary contributions to the Plan. For 1996 and 1995, the Company made a matching contribution in an amount equal to 65% and 50%, respectively, of each participant's elective contributions, up to 6% of annual compensation (subject to Internal Revenue Code limitations). Subsequent to year end, the Company's matching contribution was increased to 75% for 1997 contributions. The Company's Supplemental Plan is an unfunded, nonqualified plan that provides to certain employees similar benefits that cannot be provided by a qualified defined contribution plan due to Internal Revenue Code limitations. Participants can also defer additional amounts of salary and bonus under the Supplemental Plan, but there is no employer match for such additional contributions. Expense recorded related to the Company's matching contributions under both plans was approximately $394,000, $232,000 and $92,000 in 1996, 1995 and 1994, respectively.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

12. RELATED PARTY TRANSACTIONS:

     See Note 4 for a description of the modified coinsurance agreement with AGLIC.

     The Company was an affiliate of Conseco through December 23, 1994. In 1994, the Company incurred $17.3 million of fees under investment management and service agreements with Conseco and its subsidiaries. Subsequent to 1994, Conseco has continued to provide investment accounting and investment advisory services for a substantial majority of the Company's portfolio. Total investment accounting and advisory fees incurred from Conseco and other advisors were $7.4 million and $7.9 million for the years ended December 31, 1996 and 1995, respectively.

13. OTHER OPERATING STATEMENT DATA:

     Insurance policy income consisted of the following:

                                                            1996      1995      1994
                                                          --------   -------   ------
                                                             (DOLLARS IN MILLIONS)
Premiums collected......................................  $1,625.5   $ 720.4   $751.9
Reinsurance ceded.......................................      (1.5)     (0.9)    (1.2)
                                                          --------   -------   ------
  Premiums collected, net...............................   1,624.0     719.5    750.7
Less premiums on universal life and investment contracts
  without mortality risk (which are recorded as
  additions to insurance liabilities)...................  (1,613.4)   (697.8)  (729.6)
                                                          --------   -------   ------
  Direct premiums on products with mortality risk,
     recorded as insurance policy income................      10.6      21.7     21.1
Reinsurance assumed.....................................      71.1        --       --
Amortization of deferred revenue........................       0.5       0.5      0.4
Fees and surrender charges..............................       4.4       4.2      4.8
Other income............................................       6.2       2.7      1.1
                                                          --------   -------   ------
  Insurance policy income...............................  $   92.8   $  29.1   $ 27.4
                                                          ========   =======   ======

     The changes in the cost of policies purchased were as follows:

                                                          1996       1995       1994
                                                          -----     ------     ------
                                                             (DOLLARS IN MILLIONS)
Balance, beginning of year before effect of fair value
  adjustments of actively managed fixed maturities......  $75.8     $ 80.5     $ 83.1
  Scheduled amortization................................   (4.3)      (4.7)      (4.9)
  Amortization related to realized gains and losses.....     --         --        2.3
                                                          -----     ------     ------
Balance, end of year before effect of fair value
  adjustments of actively managed fixed maturities......   71.5       75.8       80.5
Effect of fair value adjustments of actively managed
  fixed maturities......................................  (21.1)     (40.0)      23.7
                                                          -----     ------     ------
Balance, end of year....................................  $50.4     $ 35.8     $104.2
                                                          =====     ======     ======

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

     The changes in the cost of policies produced were as follows:

                                                             1996      1995      1994
                                                            ------    ------    ------
                                                              (DOLLARS IN MILLIONS)
Balance, beginning of year before effect of fair value
  adjustments of actively managed fixed maturities........  $325.1    $265.0    $200.5
  Acquisition costs incurred..............................   120.6      62.2      62.4
  Scheduled amortization..................................   (37.3)    (34.0)    (15.1)
  Amortization related to realized gains and losses.......    (0.6)     29.8      16.7
  Amortization of deferred revenue........................     0.5       0.5       0.5
  Effects of reinsurance..................................      --       1.6        --
                                                            ------    ------    ------
Balance, end of year before effect of fair value
  adjustments of actively managed fixed maturities........   408.3     325.1     265.0
Effect of fair value adjustments of actively managed fixed
  maturities..............................................   (28.1)    (96.4)    100.3
                                                            ------    ------    ------
Balance, end of year......................................  $380.2    $228.7    $365.3
                                                            ======    ======    ======

     Based on current conditions and assumptions as to future events on all policies in force, approximately 6% to 7% of the cost of policies purchased as of December 31, 1996, excluding the effect of fair value adjustments for actively managed fixed maturities, is expected to be amortized in each of the next five years. The average discount rate for the cost of policies purchased was approximately 19% for the year ended December 31, 1996.

14. STATUTORY INFORMATION:

     Statutory accounting practices prescribed or permitted for Western by regulatory authorities differ from generally accepted accounting principles. Western reported the following amounts to regulatory agencies:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1995
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Statutory capital and surplus...............................     $572.4       $426.1
Asset valuation reserve.....................................      109.0         91.1
Interest maintenance reserve................................      104.4        105.3
                                                                 ------       ------
          Total.............................................     $785.8       $622.5
                                                                 ======       ======

     Statutory accounting practices require that certain investment-related portions of surplus, called the asset valuation reserve ("AVR") and the interest maintenance reserve ("IMR"), be appropriated and reported as liabilities. The purpose of these reserves is to stabilize statutory surplus against fluctuations in the market value of investments. The AVR captures realized and unrealized investment gains and losses related to changes in creditworthiness. The IMR captures realized investment gains and losses on debt instruments resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining life of the assets sold.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

     The following table compares the pre-tax income determined on a statutory accounting basis with such income reported herein in accordance with generally accepted accounting principles:

                                                             1996     1995      1994
                                                            ------   -------   ------
                                                              (DOLLARS IN MILLIONS)
Statutory net gain from operations........................  $ 65.3   $  51.6   $ 68.8
  IMR amortization........................................    (8.7)     (8.7)   (13.5)
  Realized gains (losses).................................    15.1    (118.2)   (39.4)
                                                            ------   -------   ------
Pre-tax statutory income (loss) before transfers to and
  from and amortization of tax IMR........................    71.7     (75.3)    15.9
Net effect of adjustments for generally accepted
  accounting principles...................................    81.2      84.1     98.2
                                                            ------   -------   ------
  Pre-tax income, generally accepted accounting
     principles...........................................  $152.9   $   8.8   $114.1
                                                            ======   =======   ======

15. QUARTERLY FINANCIAL DATA (UNAUDITED):

     Earnings per common share for each quarter are computed independently of earnings per share for the year. Due to transactions affecting the number of shares outstanding during each quarter and due to the uneven distribution of earnings during the year, the sum of the quarterly earnings per share may not equal the earnings per share for the year.

                                                                           1996
                                                         -----------------------------------------
                                                         1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                                         --------   --------   --------   --------
                                                               (DOLLARS IN MILLIONS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Net investment income..................................   $169.5     $171.5     $175.5     $186.6
Revenues...............................................    187.9      190.0      202.7      220.0
Income before income taxes.............................     36.9       32.8       39.2       44.0
Net income.............................................     24.0       21.4       25.6       28.4
Net income per common share............................   $  .38     $  .34     $  .40     $  .41

                                                                           1995
                                                         -----------------------------------------
                                                         1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                                         --------   --------   --------   --------
                                                               (DOLLARS IN MILLIONS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Net investment income..................................   $161.4     $161.7     $170.2     $169.7
Revenues...............................................    134.5      138.4      153.7      143.0
Income (loss) before income taxes......................     14.8       14.4       14.4      (34.8)
Net income (loss)......................................      9.5        9.5        9.5      (21.2)
Net income (loss) per common share.....................   $  .15     $  .15     $  .15     $ (.34)

     Quarterly results of operations are based on numerous estimates, principally related to policy reserves, the amortization of cost of policies purchased, the amortization of cost of policies produced, and income taxes. Such estimates are revised quarterly and are ultimately adjusted to year-end amounts. When such revisions are determined, they are reported as part of operations of the current quarter. The Company recorded a provision for guaranty fund assessments of $24.5 million and amortization of cost of policies purchased and produced of $8.0 million from retrospective adjustments in the fourth quarter of 1995.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES

16. PRO FORMA RESULTS OF OPERATIONS (UNAUDITED):

     Following are unaudited pro forma results of operations of the Company for the year ended December 31, 1994, as if the initial public common stock offering, issuance of Senior Notes and related transactions (described in Note
1) had occurred at the beginning of 1994, as compared with actual results of operations for 1996 and 1995:

                                                           (ACTUAL)   (ACTUAL)   (PRO FORMA)
                                                             1996       1995        1994
                                                           --------   --------   -----------
                                                                 (DOLLARS IN MILLIONS,
                                                                EXCEPT PER SHARE DATA)
Net investment income....................................    $703.1     $662.9     $637.4
Revenues.................................................     800.6      569.6      615.6
Income before income taxes...............................     152.9        8.8      112.9
Net income...............................................      99.4        7.3       72.5
Net income per common share..............................    $ 1.53     $  .12     $ 1.16

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of Western National Corporation

     Our report on the consolidated financial statements of Western National Corporation and its subsidiaries is included on page 46 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedules listed in the index on page 44 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
February 5, 1997

                          WESTERN NATIONAL CORPORATION
                                (PARENT COMPANY)

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

CONDENSED BALANCE SHEET

                                     ASSETS

                                                                 1996          1995
                                                              ----------    ----------
Investments in and advances to subsidiaries.................  $1,097,277    $  944,988
Short-term investments......................................       3,987         2,107
Current income tax receivable...............................          --        46,400
Deferred income taxes.......................................      14,034         8,542
Other assets................................................       6,143         4,041
                                                              ----------    ----------
          Total assets......................................  $1,121,441    $1,006,078
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................  $  148,030    $  147,827
  Payable to subsidiary.....................................          89        11,117
  Other liabilities.........................................      58,457        62,637
                                                              ----------    ----------
          Total liabilities.................................     206,576       221,581
Shareholders' Equity:
  Preferred stock...........................................           7            --
  Common stock and additional paid-in capital...............     473,073       345,690
  Unrealized appreciation of investments, net...............      39,138       125,244
  Retained earnings.........................................     402,647       313,563
                                                              ----------    ----------
          Total shareholders' equity........................     914,865       784,497
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $1,121,441    $1,006,078
                                                              ==========    ==========

                          WESTERN NATIONAL CORPORATION
                                (PARENT COMPANY)

                                   SCHEDULE I
                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

CONDENSED STATEMENT OF OPERATIONS

                                                                1996        1995        1994
                                                              --------    --------    --------
Revenues:
  Net investment income.....................................  $    155    $     84    $    495
Expenses:
  Interest expense..........................................    13,707      11,320       9,558
  Other operating expenses..................................     2,139       1,372       2,734
                                                              --------    --------    --------
                                                                15,846      12,692      12,292
                                                              --------    --------    --------
  Income before income taxes and equity in net income (loss)
     of subsidiaries........................................   (15,691)    (12,608)    (11,797)
Income tax benefit..........................................    (5,492)     (4,413)     (4,129)
                                                              --------    --------    --------
                                                               (10,199)     (8,195)     (7,668)
                                                              --------    --------    --------
Equity in net income of subsidiaries........................   109,563      15,451      80,894
                                                              --------    --------    --------
  Net income................................................  $ 99,364    $  7,256    $ 73,226
                                                              ========    ========    ========

                          WESTERN NATIONAL CORPORATION
                                (PARENT COMPANY)

                                   SCHEDULE I
                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

CONDENSED STATEMENT OF CASH FLOWS

                                                               1996        1995        1994
                                                             ---------   ---------   ---------
Cash flows from operating activities:
  Net income...............................................  $  99,364   $   7,256   $  73,226
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Amortization and depreciation.........................        653         375         171
     Income taxes..........................................     (5,492)     (4,413)     (4,129)
     Amortization (accrual) of investment income, net......         --        (100)        (73)
     Increase in other assets..............................        122     (10,607)       (702)
     Increase in other liabilities.........................        119       9,697       6,059
     Equity in earnings of subsidiaries....................   (109,563)    (15,451)    (80,894)
                                                             ---------   ---------   ---------
          Net cash used in operating activities............    (14,797)    (13,243)     (6,342)
                                                             ---------   ---------   ---------
Cash flows from investing activities:
  Sales of investments.....................................         --       3,679          --
  Purchases of investments.................................         --          --      (3,679)
  Issuance of note receivable -- officer...................         --          --      (1,137)
  Collection (purchase) of subsidiary federal income tax
     recoverable...........................................     35,300     (36,900)         --
  Advances (to) from affiliates, net.......................      2,042      (1,240)         --
  Capital contribution to subsidiaries.....................   (128,661)         --          --
  Acquisitions of subsidiaries.............................         --          --        (300)
                                                             ---------   ---------   ---------
  Net cash provided by (used in) investing activities......    (91,319)    (34,461)     (5,116)
                                                             ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from preferred stock issuance, net..............    125,875          --          --
  Proceeds from issuance of Senior Notes, net..............         --          --     147,484
  Proceeds from common stock issuance, net.................         --          --      23,636
  Proceeds from line of credit.............................     30,100      65,100          --
  Payments on line of credit...............................    (37,700)     (7,500)         --
  Dividends paid on common stock...........................     (9,989)     (9,975)   (157,476)
  Dividends paid on preferred stock........................       (290)         --          --
                                                             ---------   ---------   ---------
          Net cash provided by financing activities........    107,996      47,625      13,644
                                                             ---------   ---------   ---------
          Net increase (decrease) in short-term
            investments....................................      1,880         (79)      2,186
Short-term investments -- beginning of year................      2,107       2,186          --
                                                             ---------   ---------   ---------
Short-term investments -- end of year......................  $   3,987   $   2,107   $   2,186
                                                             =========   =========   =========
Supplemental cash flow disclosure:
  Interest paid on notes payable...........................  $  13,728   $  11,320   $   5,438
                                                             =========   =========   =========

                          WESTERN NATIONAL CORPORATION
                                (PARENT COMPANY)

                                   SCHEDULE I
                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

     Western National Corporation's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Western National Corporation's share of net income of its unconsolidated subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with Western National Corporation's Consolidated Financial Statements.

2. SHAREHOLDERS' EQUITY:

     On September 17, 1996, the Company issued 7,254,464 shares of convertible stock to a subsidiary of American General for an aggregate purchase price of $130.0 million. The Company incurred a discount in lieu of underwriting and other fees incident to a public offering and other direct issue costs totaling $4.1 million, resulting in net proceeds to the Company of $125.9 million. The preferred stock shares pro rata on a share-for-share basis with the Company's common stock in dividends and in liquidation, subject to a $.001 per share liquidation preference. No dividends may be paid on the Company's common stock unless a corresponding dividend is paid on the Company's preferred stock. The preferred stock automatically converts with no further action on the part of the company or its holder into an equal number of shares of the Company's common stock upon approval of the common stock shareholders at the Company's 1997 Annual Meeting of Shareholders. The preferred stock is considered a common stock equivalent in deriving earnings per share. The proceeds from the issuance of preferred stock in excess of the liquidation preference has been recorded as a component of common shareholders' paid-in capital.

     In February 1994, the Company loaned approximately $1.1 million to an officer for the purchase of 100,000 shares of the Company's common stock under the terms of a promissory note bearing interest at the prime rate plus 1% with principal and accrued interest payable in February 1999. The note receivable is collateralized by the 100,000 shares purchased by the officer and has been recorded as a reduction to common stock and additional paid-in capital. The accompanying balance sheet as of December 31, 1995 has been restated to reflect the reclassification of the note receivable from other assets to common stock and additional paid-in capital. During 1996, the promissory note was contributed to a subsidiary of the Company.

3. NOTES PAYABLE:

     Notes payable consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996          1995
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Senior Notes due February 15, 2004, bearing interest at
  7 1/8% per annum, not redeemable prior to maturity, net of unamortized discount of $1,970 in 1996 and $2,173 in
  1995......................................................  $148,030      $147,827

     Additionally, included in other liabilities is $50.0 million and $57.6 million at December 31, 1996 and 1995, respectively, of outstanding borrowings under an unsecured credit agreement with a syndicate of banks, which matures in 2000 (the "Credit Agreement"). Under the Credit Agreement, the Company could borrow on a revolving basis an aggregate principal amount of up to $100.0 million as of December 31, 1996. Subsequent to year end the borrowing base was increased to $150.0 million. At December 31, 1996, the interest rate under the Credit Agreement was either the agent bank's prime rate or LIBOR plus .375% (5.975% at December 31, 1996). The Credit Agreement contained certain provisions that required the Company to maintain specified levels of financial solvency during the term of the agreement, including provisions concerning its consolidated net worth, adjusted statutory capital and surplus, market capitalization, A.M. Best rating, and risk based capital levels.

                    WESTERN NATIONAL LIFE INSURANCE COMPANY

                                  SCHEDULE VI

                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                                                               1996       1995       1994
                                                              -------    -------    -------
Life insurance in force:
  Direct....................................................  $ 559.3    $ 626.0    $ 703.1
  Assumed...................................................      2.2        2.6        3.2
  Ceded.....................................................   (247.6)    (286.1)    (329.1)
                                                              -------    -------    -------
          Net insurance in force............................  $ 313.9    $ 342.5    $ 377.2
                                                              =======    =======    =======
          Percentage of assumed to net......................      0.7%       0.7%       0.8%
Premiums recorded as revenue for generally accepted
  accounting principles:
  Direct....................................................  $  12.1    $  23.0    $  22.4
  Assumed...................................................     71.1         --         --
  Ceded.....................................................     (1.5)      (1.3)      (1.3)
                                                              -------    -------    -------
          Net premiums......................................  $  81.7    $  21.7    $  21.1
                                                              =======    =======    =======
          Percentage of assumed to net......................     87.0%        --%        --%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This item is incorporated herein by reference to "Item 1.
Business -- Executive Officers of Registrant", above, and to the Company's 1997 Proxy Statement, which will be filed with the Securities and Exchange Commission on or before March 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     This item is incorporated herein by reference to the 1997 Proxy Statement, which will be filed with the Securities and Exchange Commission on or before March 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is incorporated herein by reference to the 1997 Proxy Statement, which will be filed with the Securities and Exchange Commission on or before March 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is incorporated herein by reference to the 1997 Proxy Statement, which will be filed with the Securities and Exchange Commission on or before March 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents have been filed as a part of this Report.

     1. Reference is made to the consolidated financial statements of the Company included in Item 8 of this Report.

     2. See Index to Financial Statements on page 43 for a list of financial statements included in this Report.

     3. The following exhibits are being filed with this Report:

           3.1           -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 4.1 of the
                            Company's Report on Form 8-K for the quarter ended
                            September 30, 1996).
           3.2           -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1996).
           4.1           -- Indenture, dated as of February 15, 1994, between the
                            Company and Shawmut Bank, N.A., as trustee, relating to
                            the Company's 7 1/8 Senior Notes due 2004, including form
                            of the Notes (incorporated by reference to Exhibit 4.1 to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
           4.2           -- Form of Common Stock Certificate (incorporated by
                            reference to Exhibit 4.2 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1993).
           4.3           -- Certificate of Designation, Preferences and Rights and
                            Limitations of the Series A Participating Convertible
                            Preferred Stock of the Company (incorporated by reference
                            to Exhibit 4.1 of the Report on Form 8-K/A of the Company
                            dated September 17, 1996).
          10.1           -- Employment Agreement, dated as of September 9, 1993,
                            between Conseco, Inc. and Michael J. Poulos, February 8,
                            1994 Amendment, and February 15, 1994 Assignment and
                            Assumption Agreement between Conseco, the Company and
                            Michael J. Poulos (incorporated by reference to Exhibit
                            10.1 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1993).
          10.2           -- Amendment to Employment Agreement, dated as of December
                            2, 1994, between the Company and Michael J. Poulos
                            (incorporated by reference to Exhibit 10.3 of the Report
                            on Form 8-K of the Company dated December 2, 1994).
          10.3           -- Amendment to Employment Agreement, dated as of February
                            8, 1995, between the Company and Michael J. Poulos
                            (incorporated by reference to Exhibit 10.4 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1994).
          10.4           -- Employment Agreement, dated as of February 8, 1994,
                            between the Company and John A. Graf (incorporated by
                            reference to Exhibit 10.20 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1993).
          10.5           -- Amendment to Employment Agreement, dated as of December
                            2, 1994, between the Company and John A. Graf
                            (incorporated by reference to Exhibit 10.5 of the Report
                            on Form 8-K of the Company dated December 2, 1994).
          10.6           -- Employment Agreement, dated as of November 9, 1994,
                            between the Company and Arthur R. McGimsey (incorporated
                            by reference to Exhibit 10.21 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1993).
          10.7           -- Amendment to Employment Agreement, dated as of December
                            2, 1994, between the Company and Arthur R. McGimsey
                            (incorporated by reference to Exhibit 10.6 of the Report
                            on Form 8-K of the Company dated December 2, 1994).

          10.8           -- Employment Agreement, dated as of February 8, 1994,
                            between the Company and Richard W. Scott (incorporated by
                            reference to Exhibit 10.22 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1993).
          10.9           -- Amendment to Employment Agreement, dated as of December
                            2, 1994, between the Company and Richard W. Scott
                            (incorporated by reference to Exhibit 10.4 of the Report
                            on Form 8-K of the Company dated December 2, 1994).
         *10.10          -- Termination Agreement, dated as of February 10, 1997,
                            between the Company and Michael J. Akers.
          10.11          -- Termination Agreement, dated as of May 15, 1996, between the Company and Bruce R. Abrams (incorporated by
                            reference to Exhibit 3.2 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1996).
          10.12          -- Consulting Agreement, as amended, dated as of November 4,
                            1993, between the Company and Alan Richards and March 15,
                            1994 modification, which provides that the services will
                            be rendered through Alan Richards Consulting Inc.
                            (incorporated by reference to Exhibit 10.23 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1993).
          10.13          -- Replacement Consulting Agreement, dated as of July 10,
                            1996, between the Company and Alan Richards Consulting,
                            Inc. (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
         *10.14          -- WesternSave Plan, as amended.
          10.15          -- Amended and Restated WesternSave Trust (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1995).
          10.16          -- Western National Corporation Supplemental Plan
                            (incorporated by reference to Exhibit 10.37 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1994).
          10.17          -- Western National Corporation Supplemental Plan Trust
                            Agreement (incorporated by reference to Exhibit 10.17 to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1995).
          10.18          -- The Company's 1993 Stock and Incentive Plan, as amended
                            (incorporated by reference to Exhibit 10.18 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995).
         *10.19          -- Western National Corporation Job Security Plan, as
                            amended.
          10.20          -- Shareholder's Agreement, as amended, between American
                            General Corporation and the Company (incorporated by
                            reference to Exhibits 10.2 and 10.3 of the Report on Form
                            8-K/A of the Company dated September 17, 1996).
          10.21          -- Stock Purchase Agreement, dated as of September 13, 1996, between American General Corporation and the Company
                            (incorporated by reference to Exhibit 10.1 of the Report
                            on Form 8-K/A of the Company dated September 17, 1996).
          10.22          -- Marketing Agreement between American General Life
                            Insurance Company and Western National Life Insurance
                            Company (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended March 31, 1995).
          10.23          -- Consolidated Federal Income Tax Agreement, dated February
                            21, 1989, among Conseco and certain subsidiaries,
                            including Western, as amended (incorporated by reference
                            to Exhibit 10.10 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1993).

          10.24          -- Separation Agreement, dated February 8, 1994, between the
                            Company and Conseco, together with February 15, 1994
                            Agreement for Assignment and Assumption of Structured
                            Settlement Obligations between Conseco, the Company and
                            Western, and March 23, 1994 Letter Agreement between
                            Conseco, the Company and Western regarding structured
                            settlement annuities (incorporated by reference to
                            Exhibit 10.9 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1993).
          10.25          -- Insurance Services Agreement, dated February 15, 1994,
                            between the Company and Conseco (incorporated by
                            reference to Exhibit 10.16 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1993).
          10.26          -- Amendment Agreement, dated as of December 2, 1994,
                            between Conseco, Inc. and the Company (incorporated by
                            reference to Exhibit 10.2 of the Report on Form 8-K of
                            the Company dated December 2, 1994).
          10.27          -- Second Amendment Agreement, dated as of November 10,
                            1995, between Conseco, Inc. and the Company (incorporated
                            by reference to Exhibit 10.29 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1995).
          10.28          -- Investment Services Agreement, dated as of October 1,
                            1995, between Conseco, Inc. and WNL Investment Advisory
                            Services, Inc. (incorporated by reference to Exhibit
                            10.29 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1995).
          10.29          -- Conseco Note, dated February 8, 1994 (incorporated by
                            reference to Exhibit 10.25 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1993).
          10.30          -- Promissory Note and Security Agreement, dated February
                            15, 1994, between the Company and Michael J. Poulos
                            (incorporated by reference to Exhibit 10.26 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1993).
          10.31          -- Credit Agreement, dated June 8, 1995, among Western
                            National Corporation, First Union National Bank of North
                            Carolina, and certain other financial institutions
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1995).
         *10.32          -- Credit Agreement, dated February 20, 1997, among Western
                            National Corporation, First Union National Bank of North
                            Carolina, and certain other financial institutions.
          10.33          -- Lease Agreement, dated October 26, 1993, between Western and Marathon Oil Company (incorporated by reference to
                            Exhibit 10.15 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1993).
         *11.1           -- Computation of Per Share Earnings.
         *12.1           -- Computation of Ratios of Earnings to Fixed Charges.
         *21.1           -- Subsidiaries of the Company.
         *23.1           -- Consent of Independent Accountants.
         *27.1           -- Financial Data Schedule

---------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March, 1997.

                                            WESTERN NATIONAL CORPORATION

                                            By:     /s/ MICHAEL J. POULOS
                                              ----------------------------------
                                                 Michael J. Poulos, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                               TITLE (CAPACITY)               DATE
                      ---------                               ----------------               ----

                /s/ MICHAEL J. POULOS                      Chairman of the Board,       March 13, 1997
-----------------------------------------------------      President Chief Executive
                  Michael J. Poulos                          Officer and Director
                                                         (Principal Executive Officer)

               /s/ ARTHUR R. MCGIMSEY                     Executive Vice President      March 13, 1997
-----------------------------------------------------    (Principal Financial Officer
                 Arthur R. McGimsey                        and Principal Accounting
                                                                   Officer)

                  /s/ DON G. BAKER                                Director              March 13, 1997
-----------------------------------------------------
                    Don G. Baker

             /s/ ALAN R. BUCKWALTER III                           Director              March 13, 1997
-----------------------------------------------------
               Alan R. Buckwalter III

               /s/ ROBERT M. HERMANCE                             Director              March 13, 1997
-----------------------------------------------------
                 Robert M. Hermance

              /s/ SYDNEY F. KEEBLE, JR.                           Director              March 13, 1997
-----------------------------------------------------
                Sydney F. Keeble, Jr.

                  /s/ ALAN RICHARDS                               Director              March 13, 1997
-----------------------------------------------------
                    Alan Richards

                /s/ RICHARD W. SCOTT                              Director              March 13, 1997
-----------------------------------------------------
                  Richard W. Scott

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 4.1 of the
                            Company's Report on Form 8-K for the quarter ended
                            September 30, 1996).
           3.2           -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1996).
           4.1           -- Indenture, dated as of February 15, 1994, between the
                            Company and Shawmut Bank, N.A., as trustee, relating to
                            the Company's 7 1/8 Senior Notes due 2004, including form
                            of the Notes (incorporated by reference to Exhibit 4.1 to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
           4.2           -- Form of Common Stock Certificate (incorporated by
                            reference to Exhibit 4.2 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1993).
           4.3           -- Certificate of Designation, Preferences and Rights and
                            Limitations of the Series A Participating Convertible
                            Preferred Stock of the Company (incorporated by reference
                            to Exhibit 4.1 of the Report on Form 8-K/A of the Company
                            dated September 17, 1996).
          10.1           -- Employment Agreement, dated as of September 9, 1993,
                            between Conseco, Inc. and Michael J. Poulos, February 8,
                            1994 Amendment, and February 15, 1994 Assignment and
                            Assumption Agreement between Conseco, the Company and
                            Michael J. Poulos (incorporated by reference to Exhibit
                            10.1 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1993).
          10.2           -- Amendment to Employment Agreement, dated as of December
                            2, 1994, between the Company and Michael J. Poulos
                            (incorporated by reference to Exhibit 10.3 of the Report
                            on Form 8-K of the Company dated December 2, 1994).
          10.3           -- Amendment to Employment Agreement, dated as of February
                            8, 1995, between the Company and Michael J. Poulos
                            (incorporated by reference to Exhibit 10.4 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1994).
          10.4           -- Employment Agreement, dated as of February 8, 1994,
                            between the Company and John A. Graf (incorporated by
                            reference to Exhibit 10.20 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1993).
          10.5           -- Amendment to Employment Agreement, dated as of December
                            2, 1994, between the Company and John A. Graf
                            (incorporated by reference to Exhibit 10.5 of the Report
                            on Form 8-K of the Company dated December 2, 1994).
          10.6           -- Employment Agreement, dated as of November 9, 1994,
                            between the Company and Arthur R. McGimsey (incorporated
                            by reference to Exhibit 10.21 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1993).
          10.7           -- Amendment to Employment Agreement, dated as of December
                            2, 1994, between the Company and Arthur R. McGimsey
                            (incorporated by reference to Exhibit 10.6 of the Report
                            on Form 8-K of the Company dated December 2, 1994).
          10.8           -- Employment Agreement, dated as of February 8, 1994,
                            between the Company and Richard W. Scott (incorporated by
                            reference to Exhibit 10.22 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1993).
          10.9           -- Amendment to Employment Agreement, dated as of December
                            2, 1994, between the Company and Richard W. Scott
                            (incorporated by reference to Exhibit 10.4 of the Report
                            on Form 8-K of the Company dated December 2, 1994).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.10          -- Termination Agreement, dated as of February 10, 1996,
                            between the Company and Michael J. Akers.
          10.11          -- Termination Agreement, dated as of May 15, 1996, between the Company and Bruce R. Abrams (incorporated by
                            reference to Exhibit 3.2 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1996).
          10.12          -- Consulting Agreement, as amended, dated as of November 4,
                            1993, between the Company and Alan Richards and March 15,
                            1994 modification, which provides that the services will
                            be rendered through Alan Richards Consulting Inc.
                            (incorporated by reference to Exhibit 10.23 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1993).
          10.13          -- Replacement Consulting Agreement, dated as of July 10,
                            1996, between the Company and Alan Richards Consulting,
                            Inc. (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
         *10.14          -- WesternSave Plan, as amended.
          10.15          -- Amended and Restated WesternSave Trust (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1995).
          10.16          -- Western National Corporation Supplemental Plan
                            (incorporated by reference to Exhibit 10.37 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1994).
          10.17          -- Western National Corporation Supplemental Plan Trust
                            Agreement (incorporated by reference to Exhibit 10.17 to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1995).
          10.18          -- The Company's 1993 Stock and Incentive Plan, as amended
                            (incorporated by reference to Exhibit 10.18 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995).
         *10.19          -- Western National Corporation Job Security Plan, as
                            amended.
          10.20          -- Shareholder's Agreement, as amended, between American
                            General Corporation and the Company (incorporated by
                            reference to Exhibits 10.2 and 10.3 of the Report on Form
                            8-K/A of the Company dated September 17, 1996).
          10.21          -- Stock Purchase Agreement, dated as of September 13, 1996, between American General Corporation and the Company
                            (incorporated by reference to Exhibit 10.1 of the Report
                            on Form 8-K/A of the Company dated September 17, 1996).
          10.22          -- Marketing Agreement between American General Life
                            Insurance Company and Western National Life Insurance
                            Company (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended March 31, 1995).
          10.23          -- Consolidated Federal Income Tax Agreement, dated February
                            21, 1989, among Conseco and certain subsidiaries,
                            including Western, as amended (incorporated by reference
                            to Exhibit 10.10 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1993).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.24          -- Separation Agreement, dated February 8, 1994, between the
                            Company and Conseco, together with February 15, 1994
                            Agreement for Assignment and Assumption of Structured
                            Settlement Obligations between Conseco, the Company and
                            Western, and March 23, 1994 Letter Agreement between
                            Conseco, the Company and Western regarding structured
                            settlement annuities (incorporated by reference to
                            Exhibit 10.9 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1993).
          10.25          -- Insurance Services Agreement, dated February 15, 1994,
                            between the Company and Conseco (incorporated by
                            reference to Exhibit 10.16 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1993).
          10.26          -- Amendment Agreement, dated as of December 2, 1994,
                            between Conseco, Inc. and the Company (incorporated by
                            reference to Exhibit 10.2 of the Report on Form 8-K of
                            the Company dated December 2, 1994).
          10.27          -- Second Amendment Agreement, dated as of November 10,
                            1995, between Conseco, Inc. and the Company (incorporated
                            by reference to Exhibit 10.29 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1995).
          10.28          -- Investment Services Agreement, dated as of October 1,
                            1995, between Conseco, Inc. and WNL Investment Advisory
                            Services, Inc. (incorporated by reference to Exhibit
                            10.29 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1995).
          10.29          -- Conseco Note, dated February 8, 1994 (incorporated by
                            reference to Exhibit 10.25 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1993).
          10.30          -- Promissory Note and Security Agreement, dated February
                            15, 1994, between the Company and Michael J. Poulos
                            (incorporated by reference to Exhibit 10.26 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1993).
          10.31          -- Credit Agreement, dated June 8, 1995, among Western
                            National Corporation, First Union National Bank of North
                            Carolina, and certain other financial institutions
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1995).
         *10.32          -- Credit Agreement, dated February 20, 1997, among Western
                            National Corporation, First Union National Bank of North
                            Carolina, and certain other financial institutions.
          10.33          -- Lease Agreement, dated October 26, 1993, between Western and Marathon Oil Company (incorporated by reference to
                            Exhibit 10.15 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1993).
         *11.1           -- Computation of Per Share Earnings.
         *12.1           -- Computation of Ratios of Earnings to Fixed Charges.
         *21.1           -- Subsidiaries of the Company.
         *23.1           -- Consent of Independent Accountants.
         *27.1           -- Financial Data Schedule

---------------

* Filed herewith.