Form 10-Q
period 1997-03-31
WESTERN NATIONAL CORP
filed 1997-05-14
CIK 913202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X    No
                                             ---


     Shares of common stock outstanding as of March 31, 1997:  62,509,412

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET
(DOLLARS  IN  MILLIONS)


                                                  March 31,   December 31,
                                                    1997          1996
                                                 -----------  -----------
                                                 (unaudited)   (audited)
    ASSETS
    ------
Investments:
  Fixed maturities - actively managed
    at fair value (amortized cost:
1997-$9,170.5; 1996-$8,738.4)                    $  9,094.9   $     8,842.5
  Credit-tenant loans                                 215.4           208.5
  Mortgage loans                                      117.3           122.7
  Policy loans                                         65.2            66.8
  Short-term investments                              194.4           109.6
  Due from brokers                                     91.7             0.4
  Other invested assets                                28.6            25.6
                                                 -----------  -------------
    Total investments                               9,807.5         9,376.1
  Accrued investment income                           163.1           156.6
  Funds held by reinsurer and
    reinsurance receivables                           132.8            98.0
  Cost of policies purchased                           84.6            50.4
  Cost of policies produced                           449.5           380.2
  Deferred income taxes                                11.0            13.4
  Other assets                                         23.3            20.8
                                                 -----------  -------------

    Total Assets                                 $ 10,671.8   $    10,095.5
                                                 ===========  =============
  LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------
Liabilities:
  Insurance liabilities                          $  9,060.6   $     8,679.9
  Notes payable                                       148.1           148.0
  Investment borrowings and due to brokers            412.9           156.3
  Deferred income taxes                                63.2            98.4
  Other liabilities                                   112.8            98.1
                                                 -----------  -------------
    Total Liabilities                               9,797.6         9,180.7
                                                 -----------  -------------

Shareholders' Equity:
  Preferred stock (par value $.001 per share;
    50,000,000 shares authorized; issued and
    outstanding:  7,254,464)                              -               -
  Common stock and additional paid-in capital
    (par value $.001 per share, 500,000,000
    shares authorized; issued and outstanding:
1997-62,509,412; 1996-62,441,423)                     474.5           473.1
  Net unrealized appreciation (depreciation)
    of securities, net of applicable deferred
    income taxes (benefit):  1997-$(15.4);
1996-$21.1                                            (28.8)           39.1
  Retained earnings                                   428.5           402.6
                                                 -----------  -------------

    Total Shareholders' Equity                        874.2           914.8
                                                 -----------  -------------

    Total Liabilities and Shareholders'
    Equity                                       $ 10,671.8   $    10,095.5
                                                 ===========  =============



   The accompanying notes are an integral part of the financial statements.

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(DOLLARS  IN  MILLIONS  -  EXCEPT  PER  SHARE  DATA)
(UNAUDITED)

                              Three  Months  Ended  March  31,
                              --------------------------------

                                       1997    1996
                                      ------  ------

REVENUES:
  Insurance policy and fee income     $ 39.3  $ 15.1
  Net investment income                190.7   171.7
  Net realized gains                     0.6     0.4
                                      ------  ------
    Total revenues                     230.6   187.2

BENEFITS AND EXPENSES:
  Insurance policy benefits             28.0    28.1
  Change in future policy benefits
    and other liabilities               35.1     9.6
  Interest expense on annuities and
    financial products                 100.1    91.5
  Interest expense on notes payable      2.7     2.7
  Interest expense on investment and
    short-term borrowings                3.2     2.9
  Amortization related to operations    10.9     9.8
  Amortization and change in future
    policy benefits related to net
    realized gains                       0.6     0.3
  Other operating costs and expenses     5.5     5.4
                                      ------  ------
    Total benefits and expenses        186.1   150.3
                                      ------  ------

Income before income taxes              44.5    36.9
Income tax expense                      15.9    12.9
                                      ------  ------

   NET INCOME                         $ 28.6  $ 24.0
                                      ======  ======

EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE:
   Weighted average shares              70.4    62.7
   Net income                         $ 0.41  $ 0.38
                                      ======  ======




   The accompanying notes are an integral part of the financial statements.

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
(DOLLARS  IN  MILLIONS)
(UNAUDITED)

                                              Three  Months  Ended  March  31,
                                              --------------------------------

                                                    1997      1996
                                                    ----      ----
Preferred stock:
  Balance, beginning of period                     $    -   $    -
    Issuance of 7,254,464 Series A
    shares ($.001 per share
    liquidation preference)                             -        -
                                                   -------  -------
  Balance, end of period                           $    -   $    -
                                                   =======  =======

Common stock and additional paid-in capital:
  Balance, beginning of period                     $473.1   $ 346.8
    Issuance of common shares
    related to restricted stock awards
    and options, and 401(k) matching
    (1997-67,989 shares; 1996-71,873 shares)          1.4       1.2
                                                   -------  --------
  Balance, end of period                           $474.5   $ 348.0
                                                   =======  ========

Net unrealized appreciation
  (depreciation) of securities:
  Balance, beginning of period                     $ 39.1   $ 125.2
    Change in unrealized
     appreciation (depreciation)                    (67.9)   (100.4)
                                                   -------  --------
  Balance, end of period                           $(28.8)  $  24.8
                                                   =======  ========

Retained earnings:
  Balance, beginning of period                     $402.6   $ 313.6
    Net income                                       28.6      24.0
    Dividends on common stock                        (2.5)     (2.4)
    Dividends on preferred stock                     (0.2)        -
                                                   -------  --------
  Balance, end of period                           $428.5   $ 335.2
                                                   =======  ========

    Total shareholders' equity                     $874.2   $ 708.0
                                                   =======  ========





   The accompanying notes are an integral part of the financial statements.

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(DOLLARS  IN  MILLIONS)
(UNAUDITED)

                                    Three  Months  Ended  March  31,
                                    --------------------------------

                                             1997       1996
                                          ----------  --------

Cash flows from operating activities:
   Net income                             $    28.6   $  24.0
   Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization and depreciation              11.9      11.2
    Realized gains on investments, net         (2.4)     (2.3)
    Income taxes                                3.7      13.0
    Increase in insurance liabilities          36.6      19.4
    Interest credited to insurance
      liabilities                             104.1      93.1
    Fees charged to insurance
      liabilities                              (1.2)     (0.9)
    Amortization (accrual) of
      investment income                        (8.5)    (22.1)
    Deferral of cost of policies
      produced                                (37.0)    (22.4)
    Other                                      (2.7)     63.0
                                          ----------  --------
      Net cash provided by
        operating activities                  133.1     176.0
                                          ----------  --------

Cash flows from investing activities:
   Sales of investments                       793.2     592.4
   Maturities and redemptions of
    investments                               106.8      98.6
  Purchases of investments                 (1,362.2)   (984.3)
                                          ----------  --------
      Net cash used in investing
       activities                            (462.2)   (293.3)
                                          ----------  --------

Cash flows from financing activities:
  Deposit to insurance liabilities            499.8     292.6
  Withdrawals from insurance
    liabilities                              (293.5)   (341.4)
  Dividends on common stock                    (2.5)     (2.4)
  Dividends on preferred stock                 (0.2)        -
  Investment borrowings, net                  210.3    (191.1)
                                          ----------  --------
    Net cash provided by (used in)
      financing activities                    413.9    (242.3)
                                          ----------  --------

   Net increase (decrease) in
    short-term investments                     84.8    (359.6)
   Short-term investments -
    beginning of period                       109.6     417.6
                                          ----------  --------
   Short-term investments -
    end of period                         $   194.4   $  58.0
                                          ==========  ========

   Supplemental cash flow  disclosure:
    Income taxes (refunded)
      paid, net                           $    12.0   $ (37.7)
                                          ==========  ========

    Interest paid                         $     8.1   $   5.5
                                          ==========  ========




   The accompanying notes are an integral part of the financial statements.

                 WESTERN NATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

      The following notes should be read in conjunction with the notes to consolidated financial statements contained in the 1996 Annual Report on Form 10-K of Western National Corporation (the "Company").

1.    SIGNIFICANT  ACCOUNTING  POLICIES

      The unaudited consolidated financial statements as of March 31, 1997, and for the three-month periods ended March 31, 1997 and 1996, reflect all adjustments, consisting only of normal recurring items that are necessary in the opinion of management to present fairly the Company's financial position, results of operations and cash flows on a basis consistent with that of the prior audited consolidated financial statements. Intercompany amounts and transactions were eliminated.

2.    ADJUSTMENT  TO  ACTIVELY  MANAGED  FIXED  MATURITIES

      All of the Company's fixed maturity investments are classified as "actively managed", and are carried at estimated fair value in accordance with SFAS 115. The adjustment to carry actively managed fixed maturity investments at fair value resulted in the following cumulative adjustments to balance sheet accounts as of March 31, 1997 and December 31, 1996.

ADJUSTMENTS  TO  ACTIVELY  MANAGED  FIXED  MATURITIES
(IN  MILLIONS)

                                             MARCH  31,  1997                      DECEMBER  31,  1996
                                             ----------------                      -------------------
                                                 EFFECT  OF                            EFFECT  OF
                                   COST          FAIR VALUE     CARRYING     COST      FAIR VALUE     CARRYING
                                  BASIS          ADJUSTMENTS     VALUE       BASIS     ADJUSTMENTS     VALUE
                            ------------------  -------------  ----------  ---------  -------------  ----------

INVESTMENTS:
Actively managed
   fixed maturities         $         9,170.5   $      (75.6)  $ 9,094.9   $8,738.4   $      104.1   $ 8,842.5
  Other invested
   assets                                27.7            0.9        28.6       24.7            0.9        25.6
                            ------------------  -------------  ----------  ---------  -------------  ----------
                                      9,198.2          (74.7)    9,123.5    8,763.1          105.0     8,868.1

OTHER BALANCE SHEET ITEMS:
  Cost of policies
   purchased                             70.1           14.5        84.6       71.5          (21.1)       50.4
  Cost of policies
   produced                             435.2           14.3       449.5      408.3          (28.1)      380.2
  Other liabilities                    (114.5)           1.7      (112.8)    (102.5)           4.4       (98.1)
  Deferred income tax
    liability                           (78.6)          15.4       (63.2)     (77.3)         (21.1)      (98.4)
                                                -------------                         -------------

  Unrealized appreciation
    (depreciation) of
    investments, net                            $      (28.8)                         $       39.1
                                                ============                          ============



3.   CHANGES  IN  COMMON  STOCK  AND  PREFERRED  STOCK

     On March 3, 1997, the Company paid a dividend of $.04 per share for outstanding Common Stock and Series A Preferred Stock. The total amount paid was $2.7 million for the quarter.

     During the first three months of 1997, no common shares were issued pursuant to the exercise of stock options, 47,000 shares of restricted stock were awarded to certain executive officers, and 20,989 shares of newly-issued common stock were contributed to employee benefit plans.

4.   IMPENDING  CHANGE  IN  DISCLOSURE  OF  EARNINGS  PER  SHARE  DATA

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ( SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statements in periods prior to adoption. When adopted, SFAS 128 requires restatement of earnings per share data for all prior periods presented. SFAS 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines of Accounting Principles Board Opinion No. 15, Earnings Per Share ( APB 15"). Some of the changes made by SFAS 128 to simplify the earnings per share computations include: (a) eliminating the presentation of primary earnings per share and replacing it with basic earnings per share, with the principal difference being that common stock equivalents resulting from stock options and convertible securities are not considered in computing basic earnings per share, (b) eliminating the modified treasury stock method in computing common stock equivalents for dilutive earnings per share, and (c) revising the contingent share provisions and the supplemental earnings per share date requirements. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted earnings per share are the same; it also requires a reconciliation of the numerator and denominator used in computing basic and
diluted  earnings  per  share.    Following  is pro forma earnings per share
data assuming SFAS 128 had been adopted in the accompanying consolidated interim financial statements:

     THREE  MONTHS  ENDED  MARCH  31,
     --------------------------------

            1997   1996
            -----  -----

  Basic     $0.46  $0.39
  Dilutive  $0.41  $0.38


     The primary reason for the differences between basic and dilutive earnings per share for the three months ended March 31, 1997, is the exclusion of Series A Preferred Stock from basic earnings per share. Series A Preferred Stock will be included in basic earnings per share as of the anticipated conversion date in May 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Western National Corporation (the "Company") is a Delaware corporation organized in October 1993 to serve as the holding company for Western National Life Insurance Company ("Western"), a Texas life insurance company founded in 1944. Western is a leading provider of retirement annuity products, with approximately $10 billion of statutory assets at March 31, 1997. Unless the context otherwise requires, references to the "Company" are references to Western National Corporation and its consolidated subsidiaries.

     Approximately 46.2% of the Company's outstanding common stock (including approximately 7.2 million shares of a series of non-voting preferred stock that is a common stock equivalent) is owned by a subsidiary of American General Corporation, a Texas corporation ("AGC"). References to "American General" are references to AGC and its direct and indirect majority controlled subsidiaries.

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

     As of the last day of each quarter, Western calculates investment spread on insurance liabilities by measuring the difference between the average yield on invested assets and the average base liability crediting rate on such date. Since first quarter 1994, investment spread, as so defined, has remained between approximately 1.91% and 2.20%, and stood at approximately 2.20% at March 31, 1997. Western also presents its average spread on insurance liabilities for each quarter, which Western believes more accurately reflects its experience during the reported period. Average investment spread calculations exclude prepayment income and loss, income from the Company's investment in limited partnerships and certain other equity-like investments, and investment income from other non-scheduled sources. Average investment spread has remained between approximately 1.96% and 2.21% since first quarter 1994, and was 2.21% for first quarter 1997. Western generally expects to maintain a spread within the range of spreads it has achieved in recent years. The level of the investment spread varies over time as a result of market factors, competitive influences, crediting rates, and investment yields.

     Operating earnings (which exclude realized investment gains (losses) net of applicable adjustments to amortization, expenses and taxes) for the quarter were $28.6 million, or $0.41 per share, up from $23.9 million, or $0.38 per share in the first quarter 1996. Because the decision to realize investment gains or losses lies to a great degree in management's discretion, and may reflect tax or other considerations unrelated to core earning power, management believes that operating earnings are the best indication of earnings capacity for financial services organizations such as Western.

     The following table sets forth operating and net income for the period ended March 31 (in millions):

                          Three  Months  Ended  March  31,
                          --------------------------------

                                      1997    1996
                                     ------  ------

Operating revenues                   $230.0  $186.8
Benefits and expenses                 185.5   150.0
                                     ------  ------

Pre-tax operating income               44.5    36.8
Income tax expense from operations     15.9    12.9
                                     ------  ------

Net operating income                   28.6    23.9

Realized gains net of amortization,
  expenses and taxes                      -     0.1
                                     ------  ------

Net income                           $ 28.6  $ 24.0
                                     ======  ======



     Net investment income. Net investment income for first quarter 1997 increased $19.0 million, or 11%, to $190.7 million from $171.7 million in the first quarter 1996. This category of earnings, net of interest expense on short-term investment borrowings, also increased 11% to $187.5 million for the first quarter 1997 compared to $168.8 million for the first quarter 1996. The increase in net investment income for the first quarter is primarily attributable to an increase of approximately $1 billion, to $9.4 billion, in average net invested assets and a slight increase in average annualized investment yield (based on amortized cost) to 8.23% from 8.20% in first quarter 1996. This increase was partially offset by a decrease in prepayment revenue of $0.7 million to approximately $1.4 million in the first quarter 1997 from first quarter 1996, as well as a decrease of $2.0 million in income from partnerships.

     Net realized investment gains. Net realized investment gains were $0.6 million in the first quarter 1997, compared to $0.4 million in the corresponding 1996 period. Net realized gains adjusted for amortization, reserves, related expenses, and taxes were immaterial for both periods. The amount of investment gains or losses fluctuates depending on general market conditions and interest rates as well as the level of activity in the portfolio. Western follows an active strategy in the management of its portfolio, in which decisions to buy, sell, or hold securities are dictated principally by relative value analysis, or other portfolio management considerations, rather than the gain or loss to be realized on any given trade. Due to tax and yield considerations, management will normally seek to manage the portfolio on a gain/loss neutral basis.

     Amortization and change in future policy benefits related to net realized investment gains. As described in Note 1 to the Consolidated Financial Statements of the Company's 1996 Annual Report on Form 10-K, the realization of investment gains and losses affects the timing of amortization of the cost of policies purchased and amortization of the cost of policies produced. As a result of the net realized investment gains from the sales of fixed maturities, amortization of the cost of policies produced was increased by $0.6 million in the first quarter 1997, compared to an increase of $0.3 million in the corresponding 1996 period.

     Insurance policy and fee income. Insurance policy and fee income was $39.3 million and $15.1 million in the first quarters of 1997 and 1996, respectively. This income relates primarily to premiums from products with mortality and morbidity features such as traditional life insurance and certain single premium immediate annuities (SPIAs). It also includes surrender charge income, primarily from deferred annuities, and fee income from direct sales operations. The increase in this source of income was primarily attributable to $34.2 million of premium income resulting from the modified coinsurance agreement entered into with American General Life Insurance Company ("AGLIC"), compared to $10.9 million of income from this source in the first quarter of 1996.

     Insurance policy benefits and other liabilities. Total first quarter 1997 insurance policy benefits (including changes in future policy benefits), which relate solely to policies with mortality and morbidity features, increased $25.4 million from the year-earlier quarter. The increase in this expense item was primarily attributable to the establishment of $34.2 million of reserves resulting from the modified coinsurance agreement entered into with AGLIC, compared to $10.9 million of such reserves in the first quarter of
1996.    The  first  quarter  of  1997  also  reflected  unfavorable mortality experience of $0.7 million, compared to favorable mortality experience of $1.7 million for first quarter 1996 on life contingent
SPIA  contracts.

     Interest expense on annuities and financial products. Interest expense on annuities and financial products increased by $8.6 million to $100.1 million in the first quarter 1997 compared to the corresponding year-earlier quarter. This increase is primarily attributable to an increase in reserves to $7.6 billion at March 31, 1997, from $6.6 billion at March 31, 1996. The average rate credited on all insurance liabilities declined to approximately 6.0% in the first quarter of 1997 from 6.2% a year earlier. Average crediting rates on annuities may increase if market interest rates rise, or as lower cost policies lapse, are repriced, or are replaced with policies having higher crediting rates. Conversely, if market interest rates generally decrease, the average credited rate will generally tend to decrease as well. The decrease in average crediting rate reflects in part the reduced percentage of total insurance liabilities accounted for by the Company's SPIA policies, which generally have higher implicit interest rates than its other policies, as well as a slight reduction in average interest rates on certain of the Company's other blocks of business.

     Amortization related to operations. Amortization related to operations, which excludes the effects of realized gains and losses, of the cost of policies produced and purchased increased by $1.1 million in the first quarter 1997 compared to the corresponding year-earlier period. The increase is primarily the result of increases in the amount of in-force business. Asset balances and scheduled amortization of costs of policies produced and purchased are reviewed annually for products governed by SFAS 97 and may be reviewed more frequently if circumstances dictate. This accounting standard requires that the asset balances and future amortization be unlocked; i.e., recomputed based on actual past experience and updated expectations of future experience. This unlocking may result in both one-time adjustments related to prior amortization as well as changes to ongoing amortization rates. No unlocking adjustments were made in the first quarters of 1997 or 1996.

     Other operating costs and expenses. Other operating costs and expenses were $5.5 million for the first quarter 1997, which was a $0.1 million increase from the year-earlier quarter.

     Interest expense on notes payable and investment borrowings. Interest expense of $5.9 million for the first quarter 1997 was up from $5.6 million in the year-earlier quarter. First quarter 1997 interest expense consisted of $3.2 million in interest expense on investment and short-term borrowings and $2.7 million in interest expense relating to the Senior Notes. The amount of investment interest expense will vary substantially from time to time based on the level of market interest rates and the volume of investment borrowings.

     Income taxes. First quarter 1997 income taxes increased to $15.9 million from the first quarter 1996 level of $12.9 million, primarily as a result of increased net income.

     The components of deferred income taxes included in the consolidated balance sheet are as follows:

     MARCH  31,  1997                    DECEMBER  31,  1996
     ----------------                    -------------------
          (DOLLARS  IN  MILLIONS)
          -----------------------


Deferred income tax assets:
  Company net operating loss
    carryforward                      $ 11.0   $13.4
                                      -------  -----
  Deferred income tax assets          $ 11.0   $13.4
                                      =======  =====

Deferred income tax liabilities:
  Western's operations                $ 78.6   $77.3
  Unrealized (depreciation)
    appreciation on invested assets    (15.4)   21.1
                                      -------  -----
Deferred income tax liabilities       $ 63.2   $98.4
                                      =======  =====



     The deferred income tax asset of $11.0 million at March 31, 1997, was attributable to net operating losses incurred by the Company that could not be utilized by Western since each files separate federal income tax returns.

     The deferred income tax liability of $63.2 million at March 31, 1997, was primarily the result of the temporary differences between tax and financial bases of the cost of policies produced, the cost of policies purchased, invested assets and insurance liabilities. The temporary differences between tax and financial bases related to net unrealized appreciation or depreciation of actively-managed fixed maturities, which are carried at market value in accordance with the requirements of SFAS 115, contributed to the tax liability for 1996, when the portfolio had net unrealized appreciation, but decreased the tax liability at March 31, 1997, when the portfolio had net unrealized depreciation.

     Net income. First quarter 1997 net income was $28.6 million, up 19% from $24.0 million for the prior year's first quarter. The 19% increase was a result of increased operating earnings. Net income per share of $.41 was up 8% from $.38 in the year-earlier quarter. The percentage change in net income per share was less than the percentage change in net income due to an increase in the number of common and common equivalent shares from 62.7 million in the first quarter of 1996 to 70.4 million in the first quarter of 1997. This increase is due principally to the issuance of 7.2 million common equivalent shares to American General in third quarter 1996 for $126 million of net proceeds to the Company.

INVESTMENTS

     The Company's investment strategy is to maintain a diversified portfolio consisting largely of readily-marketable, investment grade fixed maturity securities, to provide adequate liquidity through active asset/liability management for expected liability cash flows and other requirements, and
maximize  return  through  active  investment  management.    The  Company's
investment strategy places strong emphasis on active asset/liability management as a principal tool to mitigate variations in investment spread and disintermediation risk. At December 31, 1996, the Company had invested assets with a total carrying value of approximately $9.8 billion. See Note 2 to the unaudited Consolidated Financial Statements.

     The following table shows the Company's investment performance for the three months ended March 31, 1997, and March 31, 1996 (in millions and before giving effect to SFAS No. 115 adjustment).



                                                         1997       1996
                                                       ---------  ---------

  Net investment income (1)                            $  187.5   $  168.8
  Average net invested assets, at amortized cost (2)    9,422.0    8,408.0
  Annualized yield on average net invested assets (3)       8.2%       8.2%

_____________
(1)  Net  of  interest  expense  on  short-term investment borrowings.
(2)  Net  of  short-term  investment  borrowings.
(3) Excludes prepayment income (loss), income from partnerships and certain other equity like investments, and investment income from other non-scheduled sources.

     Although market interest rates have increased so far in 1997 from the level prevailing in late 1996, changes in market rates affect the portfolio yield only slowly due to the relatively small volume of new investments in any one period in relation to the size of the overall portfolio. In addition, because the portfolio includes a mix of securities with yields both above or below the average portfolio yield (as well as both above and below current market interest rates), changes in portfolio yield will not necessarily parallel changes in market interest rates, except over longer periods of time. Securities that are sold or otherwise redeemed, or that are partially prepaid, may be yielding rates above or below the portfolio yield or current market interest rates.

     The following table sets forth the composition of the Company's fixed maturity portfolio as of the dates indicated:



FIXED MATURITIES BY TYPE                     AT MARCH 31,   AT DECEMBER 31,
(IN MILLIONS, BASED ON CARRYING VALUE)           1997             1996
-------------------------------------------  -------------  ----------------

  U.S. Treasury securities and obligations
    of U.S. government corporations and
    agencies                                 $        13.5  $           21.4
  Obligations of states and political
    subdivisions                                     167.8             222.0
  Public utility securities                        1,205.9           1,242.2
  Other corporate securities                       4,791.4           4,687.4
  Asset-backed securities                            329.8             351.9
  Mortgage-backed securities                       2,586.5           2,317.6
                                             -------------  ----------------
    Total fixed maturities                   $     9,094.9  $        8,842.5
                                             =============  ================



     The following table sets forth the quality of Western's fixed maturities (which do not include short-term investments) as of March 31, 1997, classified in accordance with the highest rating by a nationally recognized statistical rating organization or, as to fixed maturities not commercially rated, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC"):

FIXED  MATURITIES  BY
  QUALITY  RATING  AT   GAAP      GAAP              GAAP  CARRYING  VALUE
                                                    ---------------------
  AT  MARCH  31,  1997
                     CARRYING  AMORTIZED AS % OF FIXED  AS % OF     AS  %  OF
                       VALUE      COST    MATURITIES   INV. ASSETS   AMORT. COST
                     --------  --------  -----------  ------------  ------------

  AAA                $2,746.6  $2,789.3        30.2%         28.1%         98.5%
  AA                    797.4     813.3         8.8           8.1          98.0
  A                   2,450.3   2,451.1        26.9          25.0         100.0
  BBB+                  775.2     779.1         8.5           7.9          99.5
  BBB                 1,043.7   1,054.5        11.5          10.6          99.0
  BBB-                  639.7     646.2         7.0           6.5          99.0
                     --------  --------  -----------  ------------  ------------
   Total investment
    grade             8,452.9   8,533.5        92.9          86.2          99.0

  BB+                   161.2     161.2         1.8           1.6         100.0
  BB                     50.4      49.7         0.6           0.5         101.4
  BB-                   187.1     182.4         2.1           1.9         102.6
  B+ and below          243.3     243.7         2.6           2.5          99.8
                     --------  --------  -----------  ------------  ------------
   Total below
    investment
    grade               642.0     637.0         7.1           6.5         100.8

   Total fixed
    maturities       $9,094.9  $9,170.5       100.0%         92.7%         99.2%
                     ========  ========  ===========  ============  ============



     Investments in fixed maturity securities that are rated below investment grade as determined by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the
NAIC) were 6.5% of total invested assets and 7.1% of total fixed maturity investments at March 31, 1997. The Company intends to maintain approximately the present percentage of its portfolio invested in fixed maturity securities that are rated below investment grade, although such percentages may vary by several percentage points from time to time. Investments in below investment grade corporate debt securities generally have greater risks than other corporate debt investments. Risk of loss upon default by the borrower is greater with such securities because they generally are unsecured and often are subordinated to other creditors of the issuers. Furthermore, the issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company is sensitive to its risk exposure and carefully monitors its below investment grade securities.

     At March 31, 1997, the Company had fixed maturity investments of $0.6 million which were in substantive default (i.e., in default due to nonpayment of interest or principal). There were no fixed maturity investments in substantive default as of March 31, 1996. The Company had no credit impairment  writedowns  during  the  first  three  months  of  1997  or  1996.

     At March 31, 1997, the Company's actively managed fixed maturity portfolio had net unrealized losses of $75.6 million. The net unrealized loss, which consisted of $133.1 million of unrealized gains and $208.7 million of unrealized losses, compares with net unrealized gains of $104.1 million at December 31, 1996. Estimated fair values for managed fixed maturity investments are primarily based on estimates from nationally recognized
pricing  services  and broker-dealer  market  makers.    The  amounts  of
unrealized gains and losses fluctuate due to both credit factors and changes in market interest rates. The market value of fixed income securities generally decreased during the first three months of 1997, as a result of the rise in market interest rates during that period.

     Fixed maturity investments at March 31, 1997, consisted primarily of debt securities of the U.S. government, public utilities and other corporations, and mortgage-backed securities. Investments in mortgage-backed securities include collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities.

     At March 31, 1997, the Company held mortgage loans with a carrying value of $117.3 million (or 1.2% of total invested assets), none of which were 90 or more days past due. The Company recorded no writedowns for credit impairment in its mortgage portfolio during the first three months of 1997.

     The Company occasionally uses derivative financial instruments, consisting primarily of interest rate swaps, to alter interest rate exposure arising from mismatches between assets and liabilities. Under the terms of the interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the differences between fixed rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The Company pays the floating rate and receives the fixed rate under the contracts, with the net amount paid or received being charged or credited to net investment income. At March 31, 1997, the Company had outstanding interest rate swap agreements with notional contract amounts totaling $300.0 million. The agreements expire at various dates through 1999. Under the agreements the Company principally received fixed rates averaging 7.3% and paid floating rates, primarily based on LIBOR, averaging 5.6% during the first three months of 1997. The swaps, which are marked to market in accordance with SFAS 115, had a market value of a positive $1.7 million as of March 31, 1997.

     The Company has made commitments to limited partnerships and similar equity or equity-like investments aggregating $50 million at March 31, 1997, of which $4.1 million had been funded at that date. Income attributable to such investments was not material in the first quarter of 1997. First quarter 1996 income from partnerships was $2.1 million, attributable to a single partnership investment liquidated in third quarter 1996. Income from these investments is expected to vary substantially from period to period.

     For a discussion regarding the effects of changing interest rates on the Company's investments, see the Company's 1996 Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Effects of Changing Interest Rates on Investments".

SALES

     Total premiums collected in the first quarter 1997 were $517.4 million, up 92% from the level in the corresponding 1996 quarter and up 11% from the fourth quarter 1996. Western utilizes four marketing distribution channels - financial institutions, personal producing general agents ("PPGAs"), direct marketing, and specialty. Additionally, Western markets a variable annuity product through its financial institution, PPGA and direct marketing channels.

     The following table sets forth premium generated by distribution channel:


                                      THREE  MONTHS  ENDED  MARCH  31,
                                      --------------------------------
                                               1997     1996
                                               ----     ----
                                              (IN  MILLIONS)


PREMIUMS AND DEPOSITS COLLECTED:
Financial institutions
  Proprietary                                 $344.0   $ 49.1
  Retail                                        88.7    152.9
                                              -------  -------
    Total                                      432.7    202.0

Personal producing general agents               36.2     33.4
Specialty sales                                 46.3     33.1
Direct marketing                                 2.3      1.1
                                              -------  -------
Total direct premiums and deposits collected   517.5    269.6
Reinsurance ceded                               (0.1)    (0.4)
                                              -------  -------
Net premiums and deposits collected           $517.4   $269.2
                                              =======  =======



     FINANCIAL INSTITUTIONS. Sales through financial institutions accounted for 84% of Western's overall sales in the first quarter 1997. First quarter sales in this area were up 114% to $432.7 million, compared to $202.0 million for the first quarter 1996.

     Western's first quarter 1997 sales in the financial institution market reflected high levels of production from relatively few large bank distribution relationships. The largest five relationships accounted for 84% of sales in the first quarter 1997, compared to 75% of sales for first quarter 1996. This increased concentration may make Western's sales levels more vulnerable to the loss of any single major relationship. Each of the largest five relationships accounted for the following percentage of sales in the first quarter 1997: First Union 57%, Home Savings of America 12%, Fleet 8%, First of America 4%, and U.S. Bancorporation 3%.

     Western  has  recently  been  selected  by  Chase  Bank to be a preferred provider of fixed annuities. Because Western is not licensed to issue annuities in New York, a significant portion of the production anticipated from this relationship may be written through an American General subsidiary which is licensed in that state. With respect to that production, Western will be compensated for marketing and administrative services. Because definitive agreements for this relationship have not yet been entered into, the Company cannot predict when production under the arrangement will begin, or what volume of production can be anticipated.

     Of the $432.7 million in total financial institution sales for the first quarter 1997, 80% were proprietary sales and 20% were retail sales.

     Proprietary  Sales.    In  1995,  Western initiated its first proprietary
     ------------------
fixed annuity distribution arrangement in the financial institution market. In these proprietary arrangements, Western and the distributing financial institution jointly develop a product to be offered solely through that institution, and jointly establish product specifications and target spreads. This process requires a mutual agreement regarding policy benefits, sales compensation and profitability. In most cases, the distributing financial institution, subject to investment guidelines established and monitored by Western, manages Western's general account assets resulting from annuity sales of its proprietary product and receives an investment management fee. Western is solely responsible for policy administration, service and insurance regulatory compliance, and retains the right to establish interest crediting rates. Western believes that it was the first insurance company to develop a proprietary fixed annuity program that provides for the selling financial institution to also manage the resulting assets, and expects this program to provide it with a competitive advantage in the financial institution marketplace.

     At March 31, 1997, Western had established, or had agreements to establish, proprietary fixed annuity programs at nine financial institutions, the largest of which was First Union. Proprietary annuity sales for the first quarter 1997 were $344.0 million, compared to $49.1 million for the first
quarter  of  1996.    The  increase  reflected  the  full  implementation  of
proprietary arrangements entered into in 1995 and 1996, strong sales for the quarter generally, and the conversion of certain accounts, notably First
Union,  from  retail  to  proprietary  status  during  1996.

     Retail  Sales.    First  quarter 1997 retail sales, which include all non-
     -------------
proprietary sales through financial institutions, were $88.7 million, down 42% from retail sales of $152.9 million for the first quarter 1996. The decrease reflects Western's increased focus on its proprietary marketing efforts, as well as the conversion of certain accounts from retail to proprietary status during 1996 as discussed above.

     PERSONAL PRODUCING GENERAL AGENTS. First quarter sales through PPGAs increased 8% to $36.2 million from $33.4 million in the first quarter 1996. The first quarter increase in this channel was primarily the result of improved sales in the Company's wholesale PPGA marketing activities, reflecting increased marketing emphasis on that market niche.

     DIRECT MARKETING. Western's conservation unit, which is part of its direct sales operations, effected $16.0 million of internal exchanges in the first quarter 1997, compared to $41.2 million in the first quarter 1996. The decrease reflects a reduction in the amount of business exiting surrender charge protection, which is a principal focus of this unit. Sales of Western products through the Company's direct marketing subsidiary, Independent Advantage Financial and Insurance Services, Inc. ("IAF"), were $2.3 million for the first quarter 1997, compared to first quarter 1996 sales of $1.1 million. IAF also sold $6.7 million of annuity and life products of nonaffiliated life insurance companies in the first quarter 1997, compared to $7.7 million in the first quarter 1996.

     SPECIALTY.    First  quarter  specialty  sales,  which  include  SPIAs,
supplemental contracts, and life insurance, increased 40% to $46.3 million, compared to $33.1 million for the first quarter 1996. This increase was due to additional structured settlement sales under a modified coinsurance agreement with AGLIC. The agreement provides for the parties to jointly market SPIA policies in the structured settlement market and for such policies to be administered by Western. Under the agreement, AGLIC issues the policies, and a portion of each risk, normally 50%, is reinsured to Western (which portion is reported by Western as specialty sales). Sales pursuant to the agreement commenced in the fourth quarter 1995.

     VARIABLE ANNUITIES. First quarter 1997 premiums collected from sales of Western's variable annuity product were $2.3 million, compared to $1.2 million for the first quarter of 1996, reflecting an increase in the marketing relationships offering this product line.

PREMIUM  AND  DEPOSIT  DATA

     Western excludes internal exchanges from its deposit and withdrawal data. Western had $23.2 million of internal exchanges in the first quarter 1997 and $48.4 million of internal exchanges in the first quarter 1996.

     The following table indicates sales by product line for the periods indicated (in millions):

                           PREMIUM AND DEPOSIT DATA


                          THREE  MONTHS  ENDED  MARCH  31,
                          --------------------------------
                                   1997      1996
                                   ----      ----
                                   (IN  MILLIONS)


First-year Premiums and Deposits:
  Single premium deferred
    annuities (1)                   $453.9   $218.4
  Flexible premium deferred
    annuities                          1.8      3.4
  Single premium immediate
    annuities                         45.3     30.9
  Variable annuities                   2.3      1.2
                                    -------  -------
    Total first-year                 503.3    253.9
                                    -------  -------
Renewal Premiums and Deposits:
  Flexible premium deferred
    annuities                         13.3     14.7
  Life products                        0.9      1.0
                                    -------  -------
    Total renewal                     14.2     15.7
                                    -------  -------
    Total premiums and
     deposits collected              517.5    269.6
Reinsurance ceded                     (0.1)    (0.4)
                                    -------  -------
    Net Premiums and
      Deposits Collected            $517.4   $269.2
                                    =======  =======

_____________
(1) Includes certain deferred annuity products that allow for additional deposits, but generally have been utilized by policyholders as SPDAs.


     The table below sets forth the change in contract values of annuities in force, excluding annuities and supplemental contracts with life contingencies, for the periods indicated (in millions):

                                      IMMEDIATE
                                      ANNUITIES
                        DEFERRED     WITHOUT LIFE
                        ANNUITIES    CONTINGENCIES     TOTAL
                       -----------  ---------------  ---------

  December 31, 1995    $  6,121.0   $        414.5   $6,535.5
    Deposits                236.7             15.9      252.6
    Withdrawals            (268.3)           (24.5)    (292.8)
    Credited interest        84.2              8.5       92.7
                       -----------  ---------------  ---------
  March 31, 1996       $  6,173.6   $        414.4   $6,588.0
                       ===========  ===============  =========

  December 31, 1996    $  6,839.4   $        418.7   $7,258.1
    Deposits                468.4             11.7      480.1
    Withdrawals            (246.1)           (21.1)    (267.2)
    Credited interest        95.6              8.4      104.0
                       -----------  ---------------  ---------
  March 31, 1997       $  7,157.3   $        417.7   $7,575.0
                       ===========  ===============  =========


     As a percentage of average deferred annuity liabilities, the year-to-date average annualized distribution rate for the first three months of 1997 was 13.3%, compared to 16.3% for the first three months of 1996. The withdrawals for the 1997 period did not differ significantly from anticipated levels. Because withdrawals tend to be sensitive to changes in market interest rates, they may increase as a result of increases in market interest rates.

REINSURANCE

     In conformity with industry practice, Western reinsures a portion of the business it sells. Under such reinsurance arrangements, the original insurer remains liable under the reinsured policies in the event the reinsurer is unable to fulfill its obligations. Premiums ceded were not material in the quarters ended March 31, 1997, and 1996. See also "Sales-Specialty", above. Additionally, Western is a party to a stand-by coinsurance agreement with an unaffiliated insurer under which the insurer has agreed to provide coinsurance for selected Western policies upon the occurrence of certain contingencies.

FINANCIAL  CONDITION

  Liquidity  for  Insurance  Operations

     Western's business generally provides adequate cash flow from premium collections and investment income to meet its obligations. The liabilities related to insurance policies are primarily long term and generally are paid from operating cash flows. Most assets are invested in bonds and other securities, most of which are readily marketable. Although there is no present need or intent to dispose of such investments to meet liquidity needs, Western could liquidate portions of these investments if the need arose. To increase its return on investments and improve liquidity, Western may from time to time enter into reverse repurchase agreements, dollar roll transactions (which are specialized forms of collateralized lending involving mortgage-backed securities), and other short-term borrowings.

     Of Western's total insurance liabilities at March 31, 1997, 19% could not be surrendered, 50% could be surrendered only by incurring a surrender charge, and 31% could be surrendered without penalty.

     The extent of increases and decreases in the percentage of interest-sensitive reserves subject to withdrawal without penalty will depend on the level of new sales, as well as on the level of policyholder withdrawals. In general, policy liabilities not subject to a surrender charge are more likely to be withdrawn by policyholders than are those that remain subject to such charges. Of those liabilities subject to surrender charge, the average remaining surrender charge period was approximately 3.4 years and the surrender charge averaged approximately 4.8% of accumulated policy value at March 31, 1997.

     Payment characteristics of insurance liabilities at March 31, 1997, were as follows (in millions):


  Payments under contracts containing fixed payment dates:
    Due in one year or less                                 $  182.9
    Due after one year through five years                      663.9
    Due after five years through ten years                     765.7
    Due after ten years                                      3,844.3
                                                            --------
      Total gross payments with payment dates
        fixed by contract                                    5,456.8
  Less amounts representing future interest
    on such contracts                                        3,700.2
                                                            --------
  Insurance liabilities with payment dates
    fixed by contract                                        1,756.6
  Insurance liabilities with payment dates
    not fixed by contract                                    7,304.0
                                                            --------
      Total insurance liabilities                           $9,060.6
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

     Approximately 19% of insurance liabilities were subject to interest rates ranging from 4% to 11%, fixed for the life of the contract. The remainder of the liabilities, with limited exceptions, were subject to interest rates that may be reset, subject to minimum guaranteed rates, at least annually.

     Western believes that it has adequate short-term investments and readily marketable securities to cover the payments under contracts containing fixed payment dates plus any likely cash needs for surrenders. At March 31, 1997, Western had fixed maturities and short-term investments, net of investment borrowings, with a total market value of approximately $9.0 billion, or 91% of invested assets. Western believes that most of these investments could be readily sold or used to facilitate borrowings under dollar roll and reverse repurchase agreements.

     The Texas Department of Insurance, the NAIC and several other states evaluate the sufficiency of an insurer's capital by computing a risk-adjusted capital level which takes into consideration risks associated with the assets and insurance products of the insurer. Using the NAIC's methodology, Western's total adjusted capital at March 31, 1997, was more than two and a half times the company action risk-based capital level.

  Holding  Company  Liquidity  and  Capital

     At March 31, 1997, shareholders' equity was $874.2 million, compared to $914.8 million as of December 31, 1996. Book value at March 31, 1997 was $12.54 per share, compared with $13.14 at December 31, 1996. The decrease is due to the net adjustment made in the market value of the Company's investment portfolio as required under SFAS No. 115. See Note 2 to the Consolidated
Financial Statements of the Company's 1996 Annual Report on Form 10-K. Excluding the effects of SFAS No. 115, shareholders' equity would have been $903.0 million or $12.96 per share at March 31, 1997, compared with $875.7 million or $12.58 per share at December 31, 1996. In general, SFAS No. 115 requires that actively managed portfolios of marketable securities be marked to current market value, with the resulting unrealized gain or loss reported
as  an  adjustment  to  shareholders'  equity  (see  Note  2).    Because  no
corresponding adjustment is made to liabilities, management of the Company is of the view that SFAS No. 115 distorts the true economic effects of changes in interest rates on the financial condition of financial services companies, and that resulting equity and book value determinations are not meaningful indicators of financial strength. Because SFAS No. 115 causes the Company's reported book value to vary substantially with changes in market interest rates, the Company expects its shareholders' equity to vary widely over time, increasing during periods of declining interest rates and decreasing during periods of rising interest rates.

     Because Western is governed for insurance regulatory purposes by statutory accounting principles that do not give effect to the adjustments required by SFAS No. 115, the application of SFAS No. 115 does not affect Western's statutory operations or regulatory capital position.

     As a result of the Company's holding company structure, the parent company's ability to make required debt service payments and meet other cash needs depends upon dividends and fees received from its wholly-owned
subsidiaries.    Dividend  payments  by  insurance  companies, such as
Western, are subject to statutory limitations and in certain cases to the approval of the insurance regulatory authorities. The maximum dividend payment which Western may make without prior approval in 1997 is $57.0 million, which management believes is more than sufficient to meet the Company's anticipated debt service obligations, dividends on common stock, and operating expenses during the year.

     On June 8, 1995, the Company entered into a five-year credit agreement (the "Credit Agreement") with First Union National Bank of North Carolina and certain other financial institutions (collectively referred to as the "Lenders"). Under the Credit Agreement, the Lenders had agreed to extend credit to the Company on a revolving basis, upon the Company's request, in an aggregate principal amount of $100.0 million. On February 20, 1997, the Company and the Lenders replaced the $100.0 million agreement with a new five-year agreement that (i) provides for an aggregate principal amount of $150.0 million and (ii) allows the Company to request bid loans, in addition to committed loans based on either LIBOR plus a margin or First Union's prime rate. The Credit Agreement contains certain provisions that require the
Company and its material subsidiaries to maintain specified levels of financial solvency during the term of the agreement. At March 31, 1997, the Company had $66.0 million outstanding under the Credit Agreement.

     On March 3, 1997, the Company paid a common stock dividend of $.04 per share on outstanding Common Stock and Series A Preferred Stock. The total amount paid was $2.7 million.

OTHER  INFORMATION

     With respect to statements herein that may be construed as predictive of future performance, readers should be aware that performance may differ from that currently anticipated. Such differences may be either positive or negative and may be significant. Differences may arise from, among other things, changes in the economic, legal, and competitive environment in which the Company operates. Reference is made to the Company's 1996 Annual Report on Form 10-K for additional information on factors affecting the Company's business.


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

                                     WESTERN  NATIONAL  CORPORATION


                                     By:/s/  Arthur  R.  McGimsey
                                        -------------------------
                                             Arthur  R.  McGimsey
                                             Executive  Vice  President
                                             and Chief Financial Officer

Dated:  May  14,  1997

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES          EXHIBIT  11.1
COMPUTATION  OF  EARNINGS  PER  SHARE
(IN  MILLIONS  -  EXCEPT  PER  SHARE  DATA))


                                           THREE MONTHS ENDED
                                             MARCH 31, 1997
                                           -------------------

PRIMARY:

Weighted average shares outstanding                       62.5

Common equivalent shares related to:
  Series A Preferred Stock                                 7.2
  Stock options at average market price
    (as determined by application of the
    treasury stock method)                                 0.7
                                           -------------------
Weighted average shares and common
    stock equivalents                                     70.4
                                           ===================

    Net income                             $              28.6
                                           ===================
    Net income per common share            $              0.41
                                           ===================






                                           THREE MONTHS ENDED
                                             MARCH 31, 1997
                                           -------------------

FULLY DILUTED:

Weighted average shares outstanding                       62.5

Common equivalent shares related to:
  Series A Preferred Stock                                 7.2
  Stock options at end of period price
    (as determined by application of the
    treasury stock method)                                 0.8
                                           -------------------
Weighted average shares and common stock
    equivalents                                           70.5
                                           ===================

  Net income                               $              28.6
                                           ===================
  Net income per common share              $              0.41
                                           ===================
