Form 10-Q
period 1997-06-30
WESTERN NATIONAL CORP
filed 1997-08-13
CIK 913202

Securities and Exchange Commission
                            Washington, D.C.  20549



                                   FORM 10-Q

           /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

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

      Shares of common stock outstanding as of June 30, 1997:  69,769,338

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET
(DOLLARS  IN  MILLIONS)

                                                                   JUNE 30,  DECEMBER 31,
                                                                    1997        1996
                                                                 ----------  -----------
                                                                 (UNAUDITED) (AUDITED)
                       ASSETS
                       ------
INVESTMENTS:
  Fixed maturities - actively managed at fair value
    (amortized cost: 1997-$9,442.1; 1996-$8,738.4) . . . . . . .  $ 9,534.0  $ 8,842.5
  Credit-tenant loans. . . . . . . . . . . . . . . . . . . . . .      216.6      208.5
  Mortgage loans . . . . . . . . . . . . . . . . . . . . . . . .      105.5      122.7
  Policy loans . . . . . . . . . . . . . . . . . . . . . . . . .       64.4       66.8
  Short-term investments . . . . . . . . . . . . . . . . . . . .      222.0      109.6
  Due from brokers . . . . . . . . . . . . . . . . . . . . . . .      109.8        0.4
  Other invested assets. . . . . . . . . . . . . . . . . . . . .       34.8       25.6
                                                                  ---------  ---------
    Total investments. . . . . . . . . . . . . . . . . . . . . .   10,287.1    9,376.1
  Accrued investment income. . . . . . . . . . . . . . . . . . .      171.2      156.6
  Funds held by reinsured and reinsurance receivables. . . . . .      160.8       98.0
  Cost of policies purchased . . . . . . . . . . . . . . . . . .       52.1       50.4
  Cost of policies produced. . . . . . . . . . . . . . . . . . .      446.7      380.2
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . .       11.1       13.4
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . .       31.8       20.8
                                                                  ---------  ---------

      Total Assets . . . . . . . . . . . . . . . . . . . . . . .  $11,160.8  $10,095.5
                                                                  =========  =========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
LIABILITIES:
  Insurance liabilities. . . . . . . . . . . . . . . . . . . . .  $ 9,307.0  $ 8,679.9
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .      148.1      148.0
  Investment borrowings and due to brokers . . . . . . . . . . .      518.1      156.3
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . .      105.8       98.4
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . .      111.3       98.1
                                                                  ---------  ---------
      Total Liabilities. . . . . . . . . . . . . . . . . . . . .   10,190.3    9,180.7

SHAREHOLDERS' EQUITY:
  Preferred stock (par value $.001 per share; 50,000,000 shares
    authorized; issued and outstanding: 1997-0; 1996-7,254,464).          -          -
  Common stock and additional paid-in capital (par value
    $.001 per share, 500,000,000 shares authorized; issued and
    outstanding: 1997-69,769,338; 1996-62,441,423) . . . . . . .      474.6      473.1
  Net unrealized appreciation of securities,
    net of applicable deferred income taxes:
    1997-$21.6; 1996-$21.1 . . . . . . . . . . . . . . . . . . .       40.0       39.1
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .      455.9      402.6
                                                                  ---------  ---------

      Total Shareholders' Equity . . . . . . . . . . . . . . . .      970.5      914.8
                                                                  ---------  ---------

      Total Liabilities and Shareholders' Equity . . . . . . . .  $11,160.8  $10,095.5
                                                                  =========  =========




   The accompanying notes are an integral part of the financial statements.

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(DOLLARS  IN  MILLIONS  -  EXCEPT  PER  SHARE  DATA)
(UNAUDITED)

                                         QUARTER ENDED     SIX MONTHS
                                            JUNE 30,      ENDED JUNE 30,
                                         --------------   --------------
                                          1997    1996     1997    1996
                                         ------  ------   ------  ------
REVENUES:
  Insurance policy and fee income . . .  $ 31.9  $ 22.9   $ 71.2  $ 38.0
  Net investment income                   200.8   172.1    391.5   343.8
  Net realized gains (losses) . . . . .     3.1    (5.3)     3.7    (4.9)
                                         ------  -------  ------  -------
      Total revenues. . . . . . . . . .   235.8   189.7    466.4   376.9

BENEFITS AND EXPENSES:
  Insurance policy benefits . . . . . .    25.9    27.8     53.9    55.9
  Change in future policy benefits and
    other liabilities . . . . . . . . .    28.1    17.0     63.2    26.6
  Interest expense on annuities and
    financial products. . . . . . . . .   105.7    93.0    205.8   184.5
  Interest expense on notes payable . .     2.6     2.6      5.3     5.3
  Interest expense on investment and
      short-term borrowings . . . . . .     5.6     2.0      8.8     4.9
  Amortization related to operations. .    12.0    10.2     22.9    20.0
  Amortization and change in future
    policy benefits related to net
    realized gains (losses) . . . . . .     1.1    (0.9)     1.7    (0.6)
  Other operating costs and expenses. .     5.8     5.2     11.3    10.6
                                         ------  -------  ------  -------
      Total benefits and expenses . . .   186.8   156.9    372.9   307.2

Income before income taxes. . . . . . .    49.0    32.8     93.5    69.7
Income tax expense. . . . . . . . . . .    18.8    11.4     34.7    24.3
                                         ------  -------  ------  -------
      Net income. . . . . . . . . . . .  $ 30.2  $ 21.4   $ 58.8  $ 45.4
                                         ======  =======  ======  =======

EARNINGS PER COMMON SHARE
  AND COMMON EQUIVALENT SHARE:
  Weighted average shares . . . . . . .    70.6    62.9     70.5    62.8
      Net income                         $ 0.43  $ 0.34   $ 0.83  $ 0.72
                                         ======  =======  ======  =======

   The accompanying notes are an integral part of the financial statements.

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
(DOLLARS  IN  MILLIONS)
(UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                  1997         1996
                                                                 ------       ------
Preferred stock:
  Balance, beginning of period . . . . . . . . . . . . . . .      $    -   $     -
    Conversion of 7,254,464 Series A shares to common stock
      ($.001 per share liquidation preference) . . . . . . .           -         -
                                                                  -------  --------
  Balance, end of period . . . . . . . . . . . . . . . . . .      $    -   $     -
                                                                  =======  ========

Common stock and additional paid-in capital:
  Balance, beginning of period                                     473.1     346.8
  Issuance of shares of common stock related to restricted
    stock awards and options and 401(k) matching
    (1997-73,451 shares; 1996-72,073 shares)                         1.5       1.1
                                                                  -------  --------
  Issuance of 7,254,464 shares of common stock pursuant
    to conversion of Series A Preferred Stock. . . . . . . .           -         -
  Balance, end of period                                          $474.6   $ 347.9
                                                                  =======  ========

Net unrealized appreciation (depreciation) of securities,
  net of applicable deferred income taxes (benefits):
  Balance, beginning of period                                    $ 39.1   $ 125.2
    Change in unrealized appreciation (depreciation)                 0.9    (141.6)
                                                                  -------  --------
  Balance, end of period                                          $ 40.0   $ (16.4)
                                                                  =======  ========

Retained earnings:
  Balance, beginning of period                                    $402.6   $ 313.6
    Net income                                                      58.8      45.4
    Dividends on common stock                                       (5.3)     (4.9)
    Dividends on preferred stock                                    (0.2)        -
                                                                  -------  --------
  Balance, end of period                                          $455.9   $ 354.1
                                                                  =======  ========

    Total shareholders' equity                                    $970.5   $ 685.6
                                                                  =======  ========


   The accompanying notes are an integral part of the financial statements.

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(DOLLARS  IN  MILLIONS)
(UNAUDITED)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                         1997         1996
                                                        ------       ------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . .  $    58.8   $    45.4
  Adjustments to reconcile net income to net cash
    provided by operations:
    Amortization and depreciation                           25.5        21.9
    Realized (gains) losses on investments, net . . .       (5.2)        1.3
    Income taxes. . . . . . . . . . . . . . . . . . .       (1.9)        8.8
    Increase in insurance liabilities . . . . . . . .       (6.3)       35.9
    Interest credited to insurance liabilities. . . .      211.5       188.3
    Fees charged to insurance liabilities . . . . . .       (2.9)       (2.0)
    Amortization (accrual) of investment income . . .      (16.5)      (23.5)
    Deferral of cost of policies produced . . . . . .      (77.9)      (56.8)
    Other . . . . . . . . . . . . . . . . . . . . . .       (1.6)       10.4
                                                       ----------  ----------
  Net cash provided by operating activities . . . . .      183.5       229.7
                                                       ----------  ----------

Cash flows from investing activities:
  Sales of investments
  Maturities and redemptions of investments . . . . .      216.7       259.2
  Purchases of investments. . . . . . . . . . . . . .   (2,681.1)   (1,901.2)
                                                       ----------  ----------
  Net cash used in investing activities . . . . . . .     (687.9)     (481.5)
                                                       ----------  ----------

Cash flows from financing activities:
  Deposit to insurance liabilities. . . . . . . . . .    1,070.4       743.4
  Withdrawals from insurance liabilities. . . . . . .     (708.4)     (729.3)
  Dividends on common stock . . . . . . . . . . . . .       (5.3)       (4.9)
  Dividends on preferred stock. . . . . . . . . . . .       (0.2)          -
  Investment borrowings, net. . . . . . . . . . . . .      260.3      (147.9)
                                                       ----------  ----------
  Net cash provided by (used in) financing activities      616.8      (138.7)
                                                       ----------  ----------

  Net increase (decrease) in short-term investments .      112.4      (390.5)
  Short-term investments - beginning of period. . . .      109.6       417.6
                                                       ----------  ----------
  Short-term investments - end of period. . . . . . .  $   222.0   $    27.1
                                                       ==========  ==========

Supplemental cash flow disclosure:
  Income taxes (refunded) paid, net . . . . . . . . .  $    35.8   $   (31.1)
                                                       ==========  ==========

  Interest paid on notes payable and investment
    borrowings. . . . . . . . . . . . . . . . . . . .  $    13.6   $     9.1
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

1.   SIGNIFICANT  ACCOUNTING  POLICIES

     The unaudited consolidated financial statements as of June 30, 1997, and for the three-month and six-month periods ended June 30, 1997 and 1996, reflect all adjustments, consisting only of normal recurring items that are necessary in the opinion of management to present fairly the Company's financial position, results of operations and cash flows on a basis consistent with that of the prior audited consolidated financial statements. Intercompany amounts and transactions were eliminated.

2.   ADJUSTMENT  TO  ACTIVELY  MANAGED  FIXED  MATURITIES

     All of the Company's fixed maturity investments are classified as "actively managed", and are carried at estimated fair value in accordance with SFAS 115. The adjustment to carry actively managed fixed maturity investments at fair value resulted in the following cumulative adjustments to balance sheet accounts as of June 30, 1997 and December 31, 1996.

ADJUSTMENTS  TO  ACTIVELY  MANAGED  FIXED  MATURITIES
(IN  MILLIONS)

                                            JUNE 30, 1997              DECEMBER 31, 1996
                                       --------------------------- -----------------------------
                                              EFFECT OF                   EFFECT OF
                                       COST   FAIR VALUE  CARRYING COST   FAIR VALUE    CARRYING
                                       BASIS  ADJUSTMENTS  VALUE   BASIS  ADJUSTMENTS    VALUE
                                       -----  ----------- -------  -----  -----------   --------


INVESTMENTS:
  Actively managed fixed maturities  $9,442.1   $ 91.9   $9,534.0   $8,738.4   $104.1   $8,842.5
  Other invested assets . . . . . .      32.7      2.1       34.8       24.7      0.9       25.6
                                     ---------  -------  ---------  ---------  -------  ---------
                                      9,474.8     94.0    9,568.8    8,763.1    105.0    8,868.1
OTHER BALANCE SHEET ITEMS:
  Cost of policies purchased. . . .      68.8    (16.7)      52.1       71.5    (21.1)      50.4
  Cost of policies produced . . . .     464.4    (17.7)     446.7      408.3    (28.1)     380.2
  Other liabilities . . . . . . . .    (113.3)     2.0     (111.3)    (102.5)     4.4      (98.1)
  Deferred income tax liability . .     (84.2)   (21.6)    (105.8)     (77.3)   (21.1)     (98.4)
                                                -------                        -------

  Unrealized appreciation
    of investments, net . . . . . .             $ 40.0                         $ 39.1
                                                =======                        =======



3.   CHANGES  IN  COMMON  STOCK  AND  PREFERRED  STOCK

     On June 1, 1997, the Company paid a common stock dividend of $.04 per share. The total amount paid in common stock dividends for the second quarter was $2.8 million. For the first six months of 1997, the Company paid $5.3 million of dividends on common stock and $0.2 million of dividends on the Series A Preferred Stock. At the Company's 1997 Annual Meeting, held on May 14, 1997, the Company's common stockholders approved the issuance of 7,254,464 shares of common stock, and all outstanding shares of Series A Preferred Stock automatically converted to common stock on a share-for-share basis.

     On July 22, 1997, the board of directors declared a common stock dividend of $.04 per share payable on September 2, 1997, to shareholders of record at the close of business on August 12, 1997. The total dividend payment will be approximately $2.8 million.

     During the first half of this year, 920 common shares were issued pursuant to the exercise of stock options, 47,000 shares of restricted stock were awarded to certain executive officers, and 25,531 shares of newly-issued common stock were contributed to employee benefit plans.

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

           SIX  MONTHS  ENDED  JUNE  30,
          ------------------------------
             1997                1996
            ------              ------
  Basic. .  $0.91               $0.73
  Dilutive  $0.83               $0.72


     The primary reason for the differences between basic and dilutive earnings per share for the six months ended June 30, 1997, is the exclusion of Series A Preferred Stock during the period the stock was outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Western National Corporation (the "Company") is a Delaware corporation organized in October 1993 to serve as the holding company for Western National Life Insurance Company ("Western"), a Texas life insurance company founded in 1944. Western is a leading provider of retirement annuity products, with $10.2 billion of statutory assets at June 30, 1997. Unless the context otherwise requires, references to the "Company" are references to Western National Corporation and its consolidated subsidiaries.

     Approximately 46.2% of the Company's outstanding common stock is owned by a subsidiary of American General Corporation, a Texas corporation ("AGC"). References to "American General" are references to AGC and its direct and indirect majority-controlled subsidiaries.

RESULTS  OF  OPERATIONS

  General

     The Company's operating earnings are primarily a function of its investment spread, the amount of its invested assets, and its operating expenses. Accordingly, management's principal emphasis is on generating profits through adequate pricing of its insurance products and maintaining appropriate investment spreads throughout the life of the policies sold. Investment spread is the excess of net investment income over interest credited to insurance liabilities, and is a function of the level of, and yield on, invested assets and the interest crediting rates on insurance liabilities. The Company's investment spread over recent periods has been maintained through a combination of active investment management and the ability to change rates credited on a majority of its insurance liabilities. Management adjusts crediting rates based upon pricing objectives, current investment performance, market interest rates, and competitive factors. Although Western has the right to adjust interest crediting rates on most products, such adjustments to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market-rate environments. Furthermore, competitive and other factors may limit Western's ability to adjust crediting rates. A narrowing of spreads may adversely affect operating results. Western believes that its policy structure, which generally provides for resetting of policy crediting rates at least annually and imposes withdrawal penalties during the first five to ten years a policy is in force, substantially mitigates the potentially adverse effects of interest rate changes, except in the case of sudden and dramatic changes in market rates.

     As of the last day of each quarter, Western calculates investment spread on insurance liabilities by measuring the difference between the average yield on invested assets and the average base liability crediting rate on such date. Since first quarter 1994, investment spread, as so defined, has remained between approximately 1.91% and 2.20%, and stood at approximately 2.19% at June 30, 1997. Western also presents its average spread on insurance liabilities for each quarter, which Western believes more accurately reflects its experience during the reported period. The investment spread calculations exclude prepayment income and loss, income from the Company's investment in limited partnerships and certain other equity-like investments, and investment income from other non-scheduled sources. Average investment spread has remained between approximately 1.96% and 2.24% since first quarter 1994, and was 2.24% for second quarter 1997. Western generally expects to maintain a spread within the range of spreads it has achieved in recent years. The level of the investment spread varies over time as a result of market factors, competitive influences, liability mix, crediting rates, and investment yields.

     Operating income (which excludes realized investment gains (losses) net of applicable adjustments to amortization, expenses and taxes) for the quarter was $30.1 million, or $0.43 per share, up from $24.3 million, or $0.39 per share, in the second quarter 1996. For the six months ended June 30, 1997, operating income was $58.7 million, or $0.83 per share, compared to $48.2 million, or $0.77 per share, in the first half of 1996. Because the decision to realize investment gains or losses lies to a great degree in management's discretion, and may reflect tax or other considerations unrelated to core earning power, management believes that operating income is the best indicator of earnings capacity for financial services organizations such as Western.

     The following table sets forth operating and net income for the periods indicated (in millions):

                                       QUARTER ENDED     SIX MONTHS
                                          JUNE 30,      ENDED JUNE 30,
                                       --------------   --------------
                                        1997    1996     1997    1996
                                       ------  ------   ------  ------
OPERATING INCOME:
  Operating revenues. . . . . . . . .  $232.7  $195.0   $462.7  $381.8
  Benefits and expenses . . . . . . .   185.7   157.8    371.2   307.8
                                       ------  -------  ------  -------

  Pre-tax operating income. . . . . .    47.0    37.2     91.5    74.0
  Income tax expense from operations.    16.9    12.9     32.8    25.8
                                       ------  -------  ------  -------

  Net operating income. . . . . . . .    30.1    24.3     58.7    48.2

  Realized gains net of amortization,
    expenses and taxes. . . . . . . .     0.1    (2.9)     0.1    (2.8)
                                       ------  -------  ------  -------

  Net income. . . . . . . . . . . . .  $ 30.2  $ 21.4   $ 58.8  $ 45.4
                                       ======  =======  ======  =======



     Net investment income. Net investment income for the second quarter 1997 increased 17% to $200.8 million from $172.1 million in the second quarter 1996, and year-to-date increased 14% to $391.5 million from $343.8 million for the year-earlier period. This category of earnings, net of interest expense on short-term investment borrowings, was $195.2 million for the second quarter 1997 compared to $170.1 million for the second quarter 1996. Year-to-date net investment income, excluding interest expense on short-term borrowings, was $382.7 million, compared to $338.9 million for the year-earlier period. The year-to-date increase in net investment income is primarily attributable to a $1.2 billion increase in average net invested assets to $9.7 billion from $8.5 billion and a slight increase in average annualized investment yield (based on amortized cost) to 8.25% from 8.21%. This increase was partially offset by a $1.2 million decrease in prepayment revenue to $2.5 million for the first half of 1997 from $3.7 million in the corresponding 1996 period. Prepayment revenue for second quarter 1997 only decreased slightly to $1.1 million from $1.4 million in the corresponding 1996 quarter. The year-to-date increase in net investment income was also partially offset by a decrease in income attributable to partnership investments. Income from partnership investments was not material for the first half of 1997 compared to $2.8 million for the corresponding 1996 period, which was attributable to a single partnership investment liquidated in third quarter 1996.

       Net realized investment gains (losses). Net realized investment gains for second quarter and year-to-date were $3.1 million and $3.7 million, respectively, compared to losses of $5.3 million and $4.9 million, respectively, in the corresponding 1996 periods. Net of related adjustments to amortization, reserves, related expenses, and taxes, net realized investment gains for both the second quarter 1997 and year-to-date were $0.1 million, compared to losses of $2.9 million and $2.8 million in the corresponding periods. Included in the second quarter and year-to-date net realized investment gains/losses is a $1.2 million charge related to capital gain and loss items arising from the Internal Revenue Service ("IRS") audit of the Company's 1993 and short-period 1994 returns. The amount of investment gains or losses fluctuates depending on general market conditions and interest rates as well as the level of activity in the portfolio. Western follows an active strategy in the management of its portfolio, in which decisions to buy, sell, or hold securities are dictated principally by relative value analysis, or other portfolio management considerations, rather than the gain or loss to be realized on any given trade. Due to tax and yield considerations, management will normally seek to manage the portfolio on a gain/loss neutral basis.

     Amortization and change in future policy benefits related to realized investment gains. As described in Note 1 to the Consolidated Financial Statements of the Company's 1996 Annual Report on Form 10-K, the realization of investment gains and losses affects the timing of amortization of the cost of policies purchased and amortization of the cost of policies produced. As a result of the net realized investment gains from the sales of fixed maturities, amortization of the cost of policies produced was increased by $1.1 million in the second quarter and $1.7 million year-to-date, compared to decreases of $0.9 million and $0.6 million, respectively, in the second quarter and first half of 1996.

     Insurance policy and fee income. Insurance policy and fee income was $31.9 million and $22.9 million, respectively, in the second quarters of 1997 and 1996. The year-to-date level for 1997 was $71.2 million, which was a $33.2 million increase from the year-earlier period. This income relates primarily to premiums from products with mortality and morbidity features such as traditional life insurance and certain single premium immediate annuities (SPIAs). It also includes surrender charge income, primarily from deferred annuities, and fee income from direct sales operations. The increases in insurance policy and fee income for the second quarter and year-to-date are primarily attributable to $26.6 million and $60.8 million, respectively, of premium income resulting from the modified coinsurance agreement with American General Life Insurance Company ("AGLIC "), compared to $18.4 million and $29.3 million, respectively, from this source in the corresponding 1996 periods.

     Insurance policy benefits and other liabilities. Total second quarter 1997 insurance policy benefits (including changes in future policy benefits), which relate solely to policies with mortality and morbidity features, increased $9.2 million to $54.0 million from $44.8 million in the year-earlier quarter. Insurance policy benefits for the first six months of 1997 and 1996 were $117.1 million and $82.5 million, respectively. The increases in this expense item for the second quarter and year-to-date were primarily attributable to the establishment of $26.6 million and $60.8 million, respectively, of reserves resulting from the modified coinsurance agreement with AGLIC, compared to $18.4 million and $29.3 million, respectively, of such reserves for the corresponding 1996 periods. Second quarter 1997 and 1996 reflected favorable mortality experience of $0.7 million and $1.7 million, respectively, on life contingent SPIA contracts. Mortality experience was essentially equal to expected for the first half of 1997, compared to a favorable mortality experience of $3.4 million for the first half of 1996. Mortality experience varies from period to period as differences between actual and expected mortality occur. Such differences may be favorable or unfavorable.

     Interest expense on annuities and financial products. Interest expense on annuities and financial products increased by $12.7 million in the second quarter 1997 and by $21.3 million year-to-date compared to the corresponding year-earlier periods. This increase is primarily attributable to an increase in reserves to $9.3 billion at June 30, 1997, from $8.2 billion at June 30, 1996. The average rate credited on all insurance liabilities declined to approximately 6.0% at June 30, 1997, from 6.2% a year earlier. The decrease in average crediting rate reflects in part the reduced percentage of total insurance liabilities accounted for by the Company's SPIA policies, which generally have higher implicit interest rates than its other policies, as well as a reduction in average interest rates on the Company's deferred annuity business. Average crediting rates on annuities may increase if market interest rates rise, or as lower cost policies lapse, are repriced, or are replaced with policies having higher crediting rates. Conversely, if market interest rates generally decrease, the average crediting rate will generally tend to decrease as well.

     Amortization related to operations. Amortization related to operations, which excludes the effects of realized gains and losses, of the cost of policies produced and the cost of policies purchased increased by $1.8 million in the second quarter 1997 and by $2.9 million year-to-date compared to the corresponding year-earlier periods. The quarter and year-to-date increases are primarily the result of increases in the amount of in-force business. Asset balances and scheduled amortization of costs of policies produced and purchased are reviewed annually for products governed by SFAS 97 and may be reviewed more frequently if circumstances dictate. This accounting standard requires that the asset balances and future amortization be unlocked; i.e., recomputed based on actual past experience and updated expectations of future experience. This unlocking may result in both one-time adjustments related to prior amortization as well as changes to ongoing amortization rates. No unlocking adjustments were made in the first half of 1997 or 1996.

     Other operating costs and expenses. Other operating costs and expenses were $5.8 million for the second quarter 1997, which was a $0.6 million increase from the year-earlier quarter. Year-to-date other operating costs
and  expenses  were    $11.3  million,  compared  to  $10.6  million  in  the
year-earlier period. The increases for second quarter and year-to-date were primarily the result of higher levels of annuity sales and in-force business.

     Interest expense on notes payable and investment borrowings. Interest expense of $8.2 million for the second quarter 1997 was up from $4.6 million in the year-earlier quarter. Second quarter 1997 interest expense consists of $5.6 million in interest expense on investment and short-term borrowings and $2.6 million in interest expense relating to the Senior Notes. Interest expense for the first six months of 1997 was $14.1 million, compared to $10.2 million in the corresponding period. Year-to-date interest expense consists of $8.8 million in interest expense on investment and short-term borrowings and $5.3 million in interest expense relating to the Senior Notes. The amount of investment interest expense will vary substantially from time to time based on the level of market interest rates and the volume of investment borrowings. Investment borrowings were somewhat higher in the first half of 1997 from the corresponding 1996 period, reflecting a favorable dollar roll market.

     Income  taxes.    Second  quarter  1997  income  taxes increased to $18.8
million from $11.4 million in the year-earlier quarter, and year-to-date income tax increased to $34.7 million from $24.3 million for the year-earlier period. These increases resulted primarily from higher levels of net income and a second quarter charge of $1.2 million relating to the settlement of issues arising from the IRS audit of the Company's 1993 and short-period 1994 returns.

     The components of deferred income tax included in the consolidated balance sheet are as follows (in millions):

                                             JUNE 30, DECEMBER 31,
                                               1997      1996
                                             -------  ------------
Deferred income tax assets:
  Company net operating loss carryforward. .  $ 11.1  $13.4
                                              ------  -----
Deferred income tax assets . . . . . . . . .  $ 11.1  $13.4
                                              ======  =====

Deferred income tax liabilities:
  Western's operations . . . . . . . . . . .  $ 84.2  $77.3
  Unrealized appreciation on invested assets    21.6   21.1
                                              ------  -----
Deferred income tax liabilities. . . . . . .  $105.8  $98.4
                                              ======  =====


     The deferred income tax asset of $11.1 million at June 30, 1997, was attributable to net operating losses incurred by the Company that could not be utilized by Western since each files separate federal income tax returns.

     The deferred income tax liability of $105.8 million at June 30, 1997, was primarily the result of the temporary differences between tax and financial bases of the cost of policies produced, the cost of policies purchased, invested assets and insurance liabilities. The temporary differences between tax and financial bases related to net unrealized appreciation of actively-managed fixed maturities, which are carried at market value in accordance with the requirements of SFAS 115, contributed to the tax liability at year-end 1996 and at June 30, 1997.

     Net income. Second quarter 1997 net income was $30.2 million, up 41% from $21.4 million for the prior year's second quarter. Year-to-date net income was $58.8 million, up 30% from $45.4 million for the 1996 corresponding period. The second quarter and year-to-date increases were a result of increased operating earnings. Net income per share of $0.43 for the second quarter was up 26% from $0.34 in the year-earlier quarter. Net income per share of $0.83 for year-to-date was up 15% from $0.72 in the corresponding 1996 period. The percentage change in net income per share was less than the percentage change in net income due to an increase in the number of common and common equivalent shares from 62.8 million at June 30, 1996, to 70.5 million at June 30, 1997. This increase is due principally to the issuance of 7.2 million common equivalent shares to American General in third quarter 1996 for $126 million of net proceeds to the Company, which were converted to common shares on May 14, 1997.

INVESTMENTS

     The Company's investment strategy is to maintain a diversified portfolio consisting largely of readily- marketable, investment grade fixed maturity securities, to provide adequate liquidity through active asset/liability management for expected liability cash flows and other requirements, and
maximize  return  through  active  investment  management.    The  Company's
investment strategy places strong emphasis on active asset/liability management as a principal tool to mitigate variations in investment spread and disintermediation risk. At June 30, 1997, the Company had invested assets with a total carrying value of approximately $10.3 billion. See Note 2 to the unaudited Consolidated Financial Statements.

     The following table shows Western's investment performance for the six months ended June 30, 1997, and June 30, 1996 (in millions and before giving effect to SFAS No. 115 adjustment).

                                                         1997       1996
                                                       ---------  ---------
  Net investment income (1) . . . . . . . . . . . . .  $  382.7   $  338.9
  Average net invested assets, at amortized cost (2).   9,571.3    8,464.8
  Annualized yield on average net invested assets (3)      8.25%      8.21%

_______________
(1)  Net  of  interest  expense  on  short-term investment borrowings.
(2)  Net  of  short-term  investment  borrowings.
(3) Excludes prepayment income (loss), income from partnerships and certain other equity-like investments, and investment income from other non-scheduled sources.


     Market interest rates were up slightly at June 30, 1997 from the level prevailing at the end of 1996. However, changes in market rates affect the portfolio yield only slowly due to the relatively small volume of new investments in any one period in relation to the size of the overall portfolio. In addition, because the portfolio includes a mix of securities with yields both above or below the average portfolio yield (as well as both above and below current market interest rates), changes in portfolio yield will not necessarily parallel changes in market interest rates, except over longer periods of time. Securities that are sold or otherwise redeemed, or that are partially prepaid, may be yielding rates above or below the portfolio yield or current market interest rates.

     The following table sets forth the composition of the Company's fixed maturity portfolio as of the dates indicated:

FIXED MATURITIES BY TYPE                          JUNE 30,  DECEMBER 31,
(IN MILLIONS, BASED ON CARRYING VALUE)              1997      1996
--------------------------------------            --------  --------
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies. . .  $   12.7  $   21.4
Obligations of states and political subdivisions     182.5     222.0
Public utility securities. . . . . . . . . . . .   1,251.4   1,242.2
Other corporate securities . . . . . . . . . . .   4,944.6   4,687.4
Asset-backed securities. . . . . . . . . . . . .     409.9     351.9
Mortgage-backed securities . . . . . . . . . . .   2,732.9   2,317.6
                                                  --------  --------
        Total fixed maturities . . . . . . . . .  $9,534.0  $8,842.5
                                                  ========  ========


     The following table sets forth the quality of Western's fixed maturities (which do not include short-term investments) as of June 30, 1997, classified in accordance with the highest rating by a nationally recognized statistical rating organization or, as to fixed maturities not commercially rated, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC"):

FIXED MATURITIES BY                 GAAP     GAAP               GAAP CARRYING VALUE
                                                      --------------------------------------
QUALITY RATING AT                 CARRYING  AMORTIZED AS % OF FIXED   AS % OF    AS % OF
JUNE 30, 1997                       VALUE     COST     MATURITIES    INV.ASSETS  AMORT.COST
                                  --------  --------- -------------  ----------  -----------
(IN MILLIONS)
  AAA. . . . . . . . . . . . . .  $2,928.7  $2,915.1   30.7%         28.5%       100.5%
  AA . . . . . . . . . . . . . .     800.3     802.6    8.4           7.8         99.7
  A. . . . . . . . . . . . . . .   2,462.4   2,438.3   25.8          23.9        101.0
  BBB+ . . . . . . . . . . . . .     889.9     872.9    9.3           8.7        101.9
  BBB. . . . . . . . . . . . . .   1,046.7   1,035.4   11.0          10.2        101.1
  BBB- . . . . . . . . . . . . .     772.8     759.9    8.1           7.4        101.7
                                  --------  --------  ------         -----       ------

    Total investment grade . . .   8,900.8   8,824.2   93.3          86.5        100.9

  BB+. . . . . . . . . . . . . .     163.4     158.4    1.7           1.6        103.1
  BB . . . . . . . . . . . . . .      62.8      60.3    0.7           0.6        104.1
  BB-. . . . . . . . . . . . . .     144.8     138.7    1.5           1.4        104.4
  B+ and below . . . . . . . . .     262.2     260.5    2.8           2.6        100.7
                                  --------  --------  ------         -----       ------

    Total below investment grade     633.2     617.9    6.7           6.2        102.5

    Total fixed maturities . . .  $9,534.0  $9,442.1  100.0%         92.7%       101.0%
                                  ========  ========  ======         =====       ======



     Investments in fixed maturity securities that are rated below investment grade as determined by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the
NAIC) were 6.2% of total invested assets and 6.7% of total fixed maturity investments at June 30, 1997. The Company intends to maintain approximately the present percentage of its portfolio invested in fixed maturity securities that are rated below investment grade, although such percentages may vary by several percentage points from time to time. Investments in below investment grade corporate debt securities generally have greater risks than other corporate debt investments. Risk of loss upon default by the borrower is greater with such securities because they generally are unsecured and often are subordinated to other creditors of the issuers. Furthermore, the issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Western is sensitive to its risk exposure and carefully monitors its below investment grade securities.

     At  June  30,  1997,  the  Company had fixed maturity investments of $0.6 million that were in substantive default (i.e., in default due to nonpayment of interest or principal). There were no fixed maturity investments in substantive default at June 30, 1996. The Company had no credit impairment writedowns during the first six months of 1997 or 1996.

     At June 30, 1997, the Company's actively managed fixed maturity portfolio had net unrealized gains of $91.9 million compared with net unrealized gains of $104.1 million as of December 31, 1996. The net gain at June 30, 1997 consisted of $186.1 million of unrealized gains and $94.2 million of
unrealized  losses.    Estimated  fair  values  for  managed  fixed  maturity
investments are primarily based on estimates from nationally recognized pricing services and broker-dealer market makers. The amounts of unrealized gains and losses fluctuate due to both credit factors and changes in market interest rates.

     Fixed maturity investments at June 30, 1997, consisted primarily of debt securities of the U.S. government, public utilities and other corporations, and mortgage-backed securities. Investments in mortgage-backed securities include collateralized mortgage obligations ("CMOs"), mortgage-backed agency pass-through securities, and commercial mortgage-backed securities.

     At June 30, 1997, the Company held mortgage loans with a carrying value of $105.5 million (or 1% of total invested assets) down from $122.7 million at December 31, 1996. None of the Company's mortgage loans were 90 or more days past due at June 30, 1997. Western recorded no writedowns for credit impairment in its mortgage portfolio during the first six months of 1997.

     The Company occasionally uses derivative financial instruments, consisting primarily of interest rate swaps, to alter interest rate exposure arising from mismatches between assets and liabilities. Under the terms of the interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the differences between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The Company pays the floating rate and receives the fixed rate under the contracts, with the net amount paid or received being charged or credited to net investment income. At June 30, 1997, the Company had outstanding interest rate swap agreements with notional contract amounts totaling $260.0 million. The agreements expire at various dates through 1999. Under the agreements outstanding at June 30, 1997, the Company will receive fixed rates averaging 7.3% and will pay floating rates, primarily based on LIBOR, averaging 5.8%. The swaps, which are marked to market in accordance with SFAS 115, had a market value of a positive $2.0 million at June 30, 1997.

     The Company has made commitments to partnerships aggregating $80.0 million at June 30, 1997, of which $8.8 million had been funded at that date. Income from partnership investments was not material for the first six months of 1997 compared to $2.8 million for the corresponding 1996 period, which was attributable to a single partnership investment liquidated in third quarter 1996. Income from these investments is expected to vary substantially from period to period.

     For a discussion regarding the effects of changing interest rates on the Company's investments, see the Company's 1996 Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Effects of Changing Interest Rates on Investments".

SALES

     Total premiums collected in the second quarter 1997 were $579.5 million, up 32% from the level in the corresponding 1996 quarter and up 12% from the first quarter 1997. While sales levels are affected by market competition and other factors, the second quarter of the year has historically been the best sales quarter for the annuity industry generally. Year-to-date premiums collected were $1.1 billion, up 55% from the corresponding period of 1996. Western utilizes four marketing distribution channels - Financial Institutions, Personal Producing General Agents (PPGAs), Direct Marketing, and Specialty. Additionally, Western markets a variable annuity product through its financial institution, PPGA and direct marketing channels.

     The following table sets forth premium generated by distribution channel (in millions):

                                       QUARTER ENDED       SIX MONTHS
                                          JUNE 30,        ENDED JUNE 30,
                                       --------------   -----------------
                                        1997    1996     1997      1996
                                       ------  ------   ------     ------
PREMIUMS AND DEPOSITS COLLECTED:
  Financial institutions
    Proprietary . . . . . . . . . . .  $375.0   $244.0   $  719.0   $293.1
    Retail. . . . . . . . . . . . . .   118.5    122.5      207.2    275.4
                                       -------  -------  ---------  -------
      Total . . . . . . . . . . . . .   493.5    366.5      926.2    568.5

  Personal producing general agents .    44.7     37.0       80.9     70.4
  Specialty sales . . . . . . . . . .    40.4     35.7       86.7     68.8
  Direct marketing. . . . . . . . . .     1.3      1.2        3.6      2.3
                                       -------  -------  ---------  -------
  Total direct premiums and deposits
    collected . . . . . . . . . . . .   579.9    440.4    1,097.4    710.0
  Reinsurance ceded . . . . . . . . .    (0.4)    (0.3)      (0.5)    (0.7)
                                       -------  -------  ---------  -------
  Net premiums and deposits collected  $579.5   $440.1   $1,096.9   $709.3
                                       =======  =======  =========  =======



     Western has recently expanded the number of jurisdictions in which it does business by becoming licensed to market life insurance and annuities in Maine and Puerto Rico. Western is now licensed to market life insurance and annuities in 49 jurisdictions.

      FINANCIAL INSTITUTIONS. Sales through financial institutions accounted for 85% of Western's overall sales in the second quarter and 84% of overall sales year-to date 1997. Second quarter sales in this area were up 35% to $493.5 million, compared to $366.5 million for the second quarter 1996. Financial institution sales for the first six months of 1997 were $926.2 million, compared to $568.5 million for the year-earlier period.

     Western's second quarter 1997 sales in the financial institution market reflected high levels of production from relatively few large bank distribution relationships. The largest five relationships accounted for 80% of financial institution sales in the second quarter 1997, compared to 70% for second quarter 1996. This increased concentration may make Western's sales levels more vulnerable to the loss of any single major relationship. Each of the largest five relationships accounted for the following percentage of sales in the second quarter 1997: First Union 46%, Home Savings 15%, First of
America  8%,  Fleet  6%,  and  U.S.  Bancorporation  5%.

     Of the $493.5 million in total financial institution sales for the second quarter 1997, 76% were proprietary sales and 24% were retail sales. The $926.2 million of financial institution sales year-to-date consisted of 78% proprietary sales and 22% retail sales.

     Proprietary  Sales.    In  1995,  Western initiated its first proprietary
     ------------------
fixed annuity distribution arrangement in the financial institution market. Western's proprietary annuity programs have become the primary focus of its marketing strategy. Under these programs, Western and a distributing financial institution jointly develop a product to be offered solely through that institution, and jointly establish product specifications and target spreads. This process requires mutual agreement regarding policy benefits, sales compensation, and profitability. In most cases, the distributing financial institution, subject to investment guidelines established and monitored by Western, manages Western's general account assets resulting from annuity sales to its customers and receives an investment management fee. Western is solely responsible for policy administration and insurance regulatory compliance, and retains the right to establish policy crediting rates. Western believes that it is currently the only insurance company to have implemented a proprietary fixed annuity program that also provides for the selling financial institution to manage the resulting assets. Because Western's proprietary program generally provides for the financial institution to receive an investment management fee based on the resulting assets, the financial institution has an economic interest in both the successful distribution of Western's annuities and in the persistency of such business.

     At June 30, 1997, Western had established proprietary fixed annuity programs at ten financial institutions, the largest of which was First Union. The Western/First Union proprietary fixed annuity program was launched in March 1996. First Union proprietary annuity sales for the second quarter and first six months of 1997 were $223.7 million and $467.1 million, compared to $172.2 million and $182.8 million for the corresponding 1996 periods.

     Total proprietary annuity sales for second quarter 1997 were $375.0 million, up 54% from $244.0 million in the corresponding 1996 quarter. Because certain large proprietary relationships had reached full-scale production by the third quarter 1996, the Company does not expect similar large increases in proprietary sales for the third and fourth quarters 1997 over the corresponding 1996 quarters. Year-to-date proprietary sales were $719.0 million, compared to $293.1 million for the corresponding 1996 period. The year-to-date increase reflects the implementation of proprietary arrangements entered into in 1995 and 1996 and growth in sales through the major proprietary accounts.

     Retail  Sales.    Second  quarter  1997  retail  sales, which include all
     -------------
non-proprietary sales through financial institutions, were down 3% to $118.5 million, compared to $122.5 million for the second quarter 1996. Retail sales for the first six months of 1997 were $207.2 million, down 25% from retail sales of $275.4 million for the year-earlier period. The decreases reflect Western's increased focus on its proprietary marketing efforts, as well as the conversion of certain accounts from retail to proprietary status.

     PERSONAL PRODUCING GENERAL AGENTS. Second quarter sales through PPGAs increased 21% to $44.7 million from $37.0 million in the second quarter 1996. For the first six months of 1997, PPGA sales were $80.9 million, compared to $70.4 million in 1996. The increases in this channel were primarily the result of improved sales in the Company's wholesale PPGA marketing activities, reflecting increased emphasis on that market niche.

     DIRECT MARKETING. Western's conservation unit, which is part of its direct sales operations, effected $20.8 million of internal exchanges in the second quarter 1997, compared to $19.7 million in the second quarter 1996. Internal exchanges for the first six months of 1997 and 1996 totaled $36.8 million and $60.9 million, respectively. The year-to-date decrease reflects a reduction in the amount of business exiting surrender charge protection, which is a principal focus of this unit. Sales of Western products through the Company's direct marketing subsidiary, Independent Advantage Financial and Insurance Services, Inc. ("IAF"), were $1.3 million for the second quarter 1997, compared to $1.2 million for the second quarter 1996. Such sales were $3.6 million and $2.3 million for the first six months of 1997 and 1996, respectively. In the second quarter and first six months of 1997, IAF sold $7.6 million and $14.3 million, respectively, of annuity and life products of nonaffiliated life insurance companies, compared to $8.2 million and $15.9 million for the corresponding periods in 1996.

     SPECIALTY.    Second  quarter  specialty  sales,  which  include  SPIAs, supplemental contracts, and life insurance, increased 13% to $40.4 million, compared to $35.7 million for the second quarter 1996. Year-to-date specialty sales increased 26% to $86.7 million, compared to $68.8 million for the year-earlier period. This increase was due principally to $64.1 million of structured settlement sales under a modified coinsurance agreement with AGLIC. The agreement provides for the parties to jointly market SPIA policies in the structured settlement market and for such policies to be administered by
Western. Under the agreement, AGLIC issues the policies, and a portion of each risk, normally 50%, is reinsured to Western.

     VARIABLE ANNUITIES. In the second quarter and first six months of 1997, premiums collected from sales of Western's variable annuity product were $7.1 million and $9.4 million, respectively, compared to $1.5 million and $2.7 million, respectively, for the corresponding 1996 periods. The quarter and year-to-date increases in variable annuity sales reflect an increase in the number of marketing relationships that offer this product.

PREMIUM  AND  DEPOSIT  DATA

     Western excludes internal exchanges from its deposit and withdrawal data. Western had $41.4 million and $64.6 million of internal exchanges for the second quarter and first six months of 1997, respectively, compared to $38.1 million and $86.5 million in the corresponding 1996 periods.

     The following table indicates sales by product line for the periods indicated (in millions):

                           PREMIUM AND DEPOSIT DATA

                                               QUARTER ENDED      SIX MONTHS
                                                 JUNE 30,        ENDED JUNE 30,
                                              --------------   -----------------
                                               1997    1996     1997       1996
                                              ------  ------   ------     ------

FIRST-YEAR PREMIUMS AND DEPOSITS:
  Single premium deferred annuities (1). . .  $517.1   $386.3   $  971.0   $604.7
  Flexible premium deferred annuities. . . .     1.5      3.3        3.3      6.7
  Single premium immediate annuities . . . .    39.5     33.2       84.8     64.1
  Variable annuities . . . . . . . . . . . .     7.1      1.5        9.4      2.7
                                              -------  -------  ---------  -------
      Total first-year . . . . . . . . . . .   565.2    424.3    1,068.5    678.2
                                              -------  -------  ---------  -------
RENEWAL PREMIUMS AND DEPOSITS:
  Flexible premium deferred annuities. . . .    13.7     15.1       27.0     29.8
  Life products. . . . . . . . . . . . . . .     1.0      1.0        1.9      2.0
                                              -------  -------  ---------  -------
      Total renewal. . . . . . . . . . . . .    14.7     16.1       28.9     31.8
                                              -------  -------  ---------  -------
      Total premiums and deposits collected.   579.9    440.4    1,097.4    710.0
  Reinsurance ceded. . . . . . . . . . . . .    (0.4)    (0.3)      (0.5)    (0.7)
                                              -------  -------  ---------  -------
      Net Premiums and Deposits Collected. .  $579.5   $440.1   $1,096.9   $709.3
                                              =======  =======  =========  =======

_______________
(1) Includes certain deferred annuity products that allow for additional deposits, but generally have been utilized by policyholders as SPDAs.


     The table below sets forth the change in contract values of annuities in force, excluding annuities and supplemental contracts with life contingencies, for the periods indicated (in millions):

                                      IMMEDIATE
                                      ANNUITIES
                      DEFERRED       WITHOUT LIFE
                      ANNUITIES      CONTINGENCIES  TOTAL
                      ---------      -------------  -----


December 31, 1995. .  $6,121.0        $414.5       $6,535.5
  Deposits . . . . .     642.2          29.5          671.7
  Distributions (1).    (599.3)        (41.8)        (641.1)
  Credited interest.     169.9          17.1          187.0
                      ---------       -------      ---------
June 30, 1996. . . .  $6,333.8        $419.3       $6,753.1
                      =========       =======      =========

December 31, 1996. .  $6,839.4        $418.7       $7,258.1
  Deposits . . . . .   1,001.9          25.3        1,027.2
  Distributions (1).    (620.5)        (37.0)        (657.5)
  Credited interest.     197.5          16.9          214.4
                      ---------       -------      ---------
June 30, 1997. . . .  $7,418.3        $423.9       $7,842.2
                      =========       =======      =========

_______________
(1)  Includes  withdrawals,  deaths  and  annuitizations.


     As a percentage of average deferred annuity liabilities, the year-to-date average annualized distribution rate for the first six months of 1997 was 16.7%, compared to 18.3% for the first six months of 1996. The renewal crediting rate for a block of out-of-surrender charge PPGA business was lowered during January 1997, generating higher levels of surrenders in the second quarter than occurred in the first quarter. Withdrawals from Western's other blocks of business did not differ significantly from anticipated levels for the second quarter and first half of 1997. Because withdrawals tend to be sensitive to changes in market interest rates, they may increase as a result of increases in market interest rates.

REINSURANCE

     In conformity with industry practice, Western reinsures a portion of the business it sells. Under such reinsurance arrangements, the original insurer remains liable under the reinsured policies in the event the reinsurer is unable to fulfill its obligations. Premiums ceded were not material in the quarters ended June 30, 1997, and 1996. See also, "Sales-Specialty", above. Additionally, Western is a party to a stand-by coinsurance agreement with an insurer under which the insurer has agreed to provide coinsurance for selected Western policies upon the occurrence of certain contingencies.

FINANCIAL  CONDITION

  Liquidity  for  Insurance  Operations

     Western's business generally provides adequate cash flow from premium collections and investment income to meet its obligations. The liabilities related to insurance policies are primarily long term and generally are paid from operating cash flows. Most assets are invested in bonds and other securities, most of which are readily marketable. Although there is no present need or intent to dispose of such investments to meet liquidity needs, Western could liquidate portions of these investments if the need arose. To increase its return on investments and improve liquidity, Western may from time to time enter into reverse repurchase agreements, dollar roll transactions (which are specialized forms of collateralized lending involving mortgage-backed pass-through securities) or other short-term borrowings.

     Of Western's total insurance liabilities at June 30, 1997, 19% could not be surrendered, 51% could be surrendered only by incurring a surrender charge, and 30% could be surrendered without penalty.

     The extent of increases and decreases in the percentage of interest-sensitive reserves subject to withdrawal without penalty will depend on the level of new sales, as well as on the level of policyholder withdrawals. In general, policy liabilities not subject to a surrender charge are more likely to be withdrawn by policyholders than are those that remain subject to such charges. Of those liabilities subject to surrender charge, the average remaining surrender charge period was approximately 3.5 years and the surrender charge averaged approximately 4.9% of accumulated policy value at June 30, 1997.

     Payment characteristics of insurance liabilities at June 30, 1997, were as follows (in millions):

  Payments under contracts containing fixed payment dates:
    Due in one year or less . . . . . . . . . . . . . . . . . . .  $  188.2
    Due after one year through five years . . . . . . . . . . . .     677.0
    Due after five years through ten years. . . . . . . . . . . .     785.9
    Due after ten years . . . . . . . . . . . . . . . . . . . . .   4,043.0
                                                                   --------
        Total gross payments with payment dates fixed by contract   5,694.1
  Less amounts representing future interest on such contracts . .   3,906.0
                                                                   --------
  Insurance liabilities with payment dates fixed by contract. . .   1,788.1
  Insurance liabilities with payment dates not fixed by contract.   7,518.9
                                                                   --------
      Total insurance liabilities . . . . . . . . . . . . . . . .  $9,307.0
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

     Approximately 19% of insurance liabilities were subject to interest rates, ranging from 4% to 11%, fixed for the life of the contract. The remainder of the liabilities, with limited exceptions, were subject to interest rates that may be reset, subject to minimum guaranteed rates, at least annually.

     Western believes that it has adequate short-term investments and readily marketable securities to cover the payments under contracts containing fixed payment dates plus any likely cash needs for surrenders. At June 30, 1997, Western had fixed maturities, short-term investments, and due from brokers, net of investment borrowings and due to brokers, with a total market value of $9.3 billion, or 96% of net invested assets. Western believes that most of these investments could be readily sold or used to facilitate borrowings under dollar roll and reverse repurchase agreements.

     The Texas Department of Insurance, the NAIC and several other states evaluate the sufficiency of an insurer's capital by computing a risk-adjusted capital level which takes into consideration risks associated with the assets and insurance products of the insurer. Using the NAIC's methodology, Western's total adjusted capital at June 30, 1997, was two and a half times the company action risk-based capital level.

  Holding  Company  Liquidity  and  Capital

     At June 30, 1997, shareholders' equity was $970.5 million, compared to $914.8 million at December 31, 1996. Book value at June 30, 1997, was $13.92 per share, compared with $13.14 per share at December 31, 1996. The increase is primarily due to net income of $58.8 million in the first half of 1997. Excluding the effects of SFAS No. 115, shareholders' equity would have been $930.5 million, or $13.35 per share, at June 30, 1997, compared with $875.7 million, or $12.58 per share, at December 31, 1996. In general, SFAS No. 115 requires that actively managed portfolios of marketable securities be marked to current market value, with the resulting unrealized gain or loss reported as an adjustment to shareholders' equity (see Note 2 to the Consolidated Financial Statements of the Company's 1996 Annual Report on Form 10-K). Because no corresponding adjustment is made to liabilities, management of the Company is of the view that SFAS No. 115 distorts the true economic effects of changes in interest rates on the financial condition of financial services companies, and that resulting equity and book value determinations are not meaningful indicators of financial strength. Because SFAS No. 115 causes the Company's reported book value to vary substantially with changes in market interest rates, the Company expects its shareholders' equity to vary widely over time, increasing during periods of declining interest rates and decreasing during periods of rising interest rates.

     Because Western is governed for insurance regulatory purposes by statutory accounting principles that do not give effect to the adjustments required by SFAS No. 115, the application of SFAS No. 115 does not affect Western's statutory operations or regulatory capital position.

     As a result of the Company's holding company structure, the parent company's ability to make required debt service payments and meet other cash needs depends upon dividends and fees received from its wholly-owned subsidiaries. Dividend payments by insurance companies, such as Western, are subject to statutory limitations and in certain cases to the approval of the insurance regulatory authorities. The maximum dividend payment that Western may make without prior approval in 1997 is $57.0 million, which management believes is more than sufficient to meet the Company's anticipated debt service obligations, dividends on common stock, and operating expenses during the year.

     On February 20, 1997, the Company entered into a five-year credit agreement (the "Credit Agreement") with First Union National Bank of North Carolina and certain other financial institutions (collectively referred to as the "Lenders"). Under the Credit Agreement, the Lenders have agreed to extend credit to the Company on a revolving basis, upon the Company's request, in an aggregate principal amount up to $150.0 million. The Credit Agreement contains certain provisions that require the Company and its material subsidiaries to maintain specified levels of financial solvency during the term of the agreement. At June 30, 1997, the Company had $66.0 million outstanding under the Credit Agreement.

     On June 1, 1997, the Company paid a common stock dividend of $.04 per share. The total amount paid in common stock dividends for the second quarter was $2.8 million. For the first six months of 1997, the Company paid $5.3 million of dividends on common stock and $0.2 million of dividends on the Series A Preferred Stock. At the Company's 1997 Annual Meeting, held on May 14, 1997, the Company's common stockholders approved the issuance of 7,254,464 shares of common stock, and all outstanding shares of Series A Preferred Stock automatically converted to common stock on a share-for-share basis.

     On July 22, 1997, the board of directors declared a common stock dividend of $.04 per share payable on September 2, 1997, to shareholders of record at the close of business on August 12, 1997. The total dividend payment will be approximately $2.8 million.

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

                          PART II - OTHER INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 14, 1997. The results of the matters voted upon at the Annual Meeting were as follows:

     Election  of  Directors.    The  following  directors,  constituting  the
     -----------------------
Company's  entire  board,  were  elected  to  terms  ending  in  1998:
     --

                          NUMBER OF    NUMBER OF
        NAME              VOTES FOR   VOTES WITHHELD
        ----              ----------  ---------------
  Don G. Baker . . . . .  58,795,739  246,449
  Alan R. Buckwalter III  58,798,739  243,449
  John A. Graf . . . . .  58,794,939  247,249
  Robert M. Hermance . .  58,798,739  243,449
  Sydney F. Keeble . . .  58,793,039  249,149
  Michael J. Poulos. . .  58,795,332  246,856
  Alan Richards. . . . .  58,793,039  249,149
  Richard W. Scott . . .  58,794,932  247,256



     Independent  Auditors.    The appointment of Coopers & Lybrand, L.L.P. as
     ---------------------
the Company's independent auditors for the year 1997 was ratified with 58,999,233 votes for, 10,154 votes against, and 32,801 abstentions/broker non-votes.

     Issuance of 7,254,464 Shares of Common Stock.  On September 17, 1996, the
     --------------------------------------------
Company  sold  7,254,464  shares  (the  "Preferred  Shares")  of  Series  A
Participating  Convertible  Preferred  Stock  to  American  General.    The
Certificate of Designation for the Preferred Shares provided that the Preferred Shares would automatically convert with no further action on the part of the Company or its holder into shares of the Company's common stock on a share-for-share basis, following approval of the Company's common stockholders of the issuance of the common stock. The Company's shareholders approved the issuance of the common stock with 58,718,790 votes for, 280,087 votes against, and 43,311 absentions/broker non-votes.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     a)   Exhibits

          *10.1         Amendment to Employment Agreement, dated as of May 14,
1997, by and between the Company and Michael J. Poulos (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.3 of the Report on Form 8-K of the Company dated December 2, 1994, and Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

          *10.2         Amendment to Employment Agreement, dated as of May 14,
1997, by and between the Company and Richard W. Scott (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and Exhibit 10.4 of the Report on Form 8-K of the Company dated December 2, 1994).

          *10.3         Amendment to Employment Agreement, dated as of May 14,
1997, by and between the Company and John A. Graf (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and Exhibit 10.5 of the Report on Form 8-K of the Company dated December 2, 1994).

          *10.4         Amendment to Employment Agreement, dated as of May 14,
1997, by and between the Company and Arthur R. McGimsey (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and Exhibit 10.6 of the Report on Form 8-K of the Company dated December 2, 1994).

          *10.5        Amendment to Termination Agreement, dated as of May 14,
1997, by and between the Company and Michael J. Akers (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

          *10.6        Amendment to Termination Agreement, dated as of May 14,
1997, by and between the Company and Bruce R. Abrams (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

          *10.7 Letter Agreement, dated as of May 14, 1997, by and between the Company and Michael J. Poulos amending the Promissory Note and Security Agreement, dated February 15, 1994 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31,
1993).

          11.1      Computation  of  Earnings  Per  Share.

          27.1      Financial  Data  Schedule.

     b)   Reports  on  Form  8-K

          None.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                  WESTERN  NATIONAL  CORPORATION


                                  By:  /s/  Arthur  R.  McGimsey
                                     ----------------------------
                                            Arthur  R.  McGimsey
                                            Executive  Vice  President  and
                                            Chief  Financial  Officer

Dated:  August  13,  1997

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES             EXHIBIT  11.1
COMPUTATION  OF  EARNINGS  PER  SHARE
(DOLLARS  IN  MILLIONS  -  EXCEPT  PER  SHARE  DATA)

                                        SIX MONTHS
                                       --------------
                                       ENDED JUNE 30,
                                       --------------
                                           1997
                                          -------
PRIMARY:
Weighted average shares outstanding. . .   69.8

Common equivalent shares related to:
  Stock options at average market price
  (as determined by application of the
  treasury stock method) . . . . . . . .    0.7
                                          -----
Weighted average shares and common
  stock equivalents. . . . . . . . . . .   70.5
                                          =====

  Net income . . . . . . . . . . . . . .  $58.8
                                          =====
  Net income per common share. . . . . .  $0.83
                                          =====


                                          SIX MONTHS
                                         --------------
                                         ENDED JUNE 30,
                                         --------------
                                            1997
                                           -------

FULLY DILUTED:. . . . . . . . . . . . . .   0.00

Weighted average shares outstanding . . .   69.8

Common equivalent shares related to:
  Stock options at end of period price
  (as determined by application of the
  treasury stock method). . . . . . . . .    0.8
                                           -----
Weighted average shares and common stock
  equivalents . . . . . . . . . . . . . .   70.6
                                           =====

  Net income. . . . . . . . . . . . . . .  $58.8
                                           =====
  Net income per common share . . . . . .  $0.83
                                           =====
