Form 10-Q
period 1997-09-30
WESTERN NATIONAL CORP
filed 1997-11-13
CIK 913202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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


   Shares of common stock outstanding as of September 30, 1997:  69,705,961

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET
(DOLLARS  IN  MILLIONS)


                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1997            1996
                                                                         ---------------  -------------
                                                                           (UNAUDITED)      (AUDITED)
                       ASSETS
-----------------------------------------------------------------------
INVESTMENTS:
  Fixed maturities - actively managed at fair value
    (amortized cost: 1997-$9,590.2; 1996-$8,738.4). . . . . . . . . . .  $      9,848.5   $     8,842.5
  Equity securities at fair value (cost:  1997-$10.0; 1996-$0.0). . . .            10.3               -
  Credit-tenant loans . . . . . . . . . . . . . . . . . . . . . . . . .           215.3           208.5
  Mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .           103.9           122.7
  Policy loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            63.4            66.8
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .           360.3           109.6
  Due from brokers. . . . . . . . . . . . . . . . . . . . . . . . . . .            63.7             0.4
  Other invested assets . . . . . . . . . . . . . . . . . . . . . . . .            47.7            25.6
                                                                         ---------------  -------------
    Total investments . . . . . . . . . . . . . . . . . . . . . . . . .        10,713.1         9,376.1
  Accrued investment income . . . . . . . . . . . . . . . . . . . . . .           170.2           156.6
  Funds held by reinsured and reinsurance receivables . . . . . . . . .           187.8            98.0
  Cost of policies purchased. . . . . . . . . . . . . . . . . . . . . .            22.9            50.4
  Cost of policies produced . . . . . . . . . . . . . . . . . . . . . .           440.0           380.2
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .            10.5            13.4
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            41.8            20.8
                                                                         ---------------  -------------

      Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     11,586.3   $    10,095.5
                                                                         ===============  =============

       LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------
LIABILITIES:
  Insurance liabilities . . . . . . . . . . . . . . . . . . . . . . . .  $      9,497.6   $     8,679.9
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           148.2           148.0
  Investment borrowings and due to brokers. . . . . . . . . . . . . . .           590.4           156.3
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .           142.4            98.4
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           138.7            98.1
                                                                         ---------------  -------------
      Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . .        10,517.3         9,180.7

SHAREHOLDERS' EQUITY:
  Preferred stock (par value $.001 per share; 50,000,000 shares
    authorized; issued and outstanding: 1997-0; 1996-7,254,464) . . . .               -               -
  Common stock and additional paid-in capital (par value $.001 per share, 500,000,000 shares authorized; issued: 1997-69,774,103;
    1996-62,441,423; outstanding: 1997-69,705,961; 1996-62,441,423) . .           474.8           473.1
  Net unrealized appreciation of securities,
    net of applicable deferred income taxes:
    B  1997-$60.5; 1996-$21.1 . . . . . . . . . . . . . . . . . . . . .           112.3            39.1
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .           483.9           402.6
  Cost of treasury stock (68,142 shares at cost). . . . . . . . . . . .            (2.0)              -
                                                                         ---------------  -------------

      Total Shareholders' Equity. . . . . . . . . . . . . . . . . . . .         1,069.0           914.8
                                                                         ---------------  -------------

      Total Liabilities and Shareholders' Equity. . . . . . . . . . . .  $     11,586.3   $    10,095.5
                                                                         ===============  =============







   The accompanying notes are an integral part of the financial statements.

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(DOLLARS  IN  MILLIONS  -  EXCEPT  PER  SHARE  DATA)
(UNAUDITED)


                                                   QUARTER ENDED                NINE MONTHS
                                                   SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                  ---------------          --------------------
                                               1997               1996           1997    1996
                                         ---------------  --------------------  ------  -------
REVENUES:
  Insurance policy and fee income . . .  $         32.2   $               21.1  $103.4  $ 59.1
  Net investment income                           207.2                  179.7   598.7   523.5
  Net realized gains (losses) . . . . .            (0.7)                   2.2     3.0    (2.7)
                                         ---------------  --------------------  ------  -------
      Total revenues. . . . . . . . . .           238.7                  203.0   705.1   579.9
                                         ---------------  --------------------  ------  -------

BENEFITS AND EXPENSES:
  Insurance policy benefits . . . . . .            26.5                   26.0    80.4    81.9
  Change in future policy benefits and
    other liabilities . . . . . . . . .            30.8                   19.5    94.0    46.1
  Interest expense on annuities and
    financial products. . . . . . . . .           108.6                   96.7   314.4   281.2
  Interest expense on notes payable . .             2.7                    2.7     8.0     8.0
  Interest expense on investment and
      short-term borrowings . . . . . .             5.8                    2.9    14.6     7.8
  Amortization related to operations. .            12.5                   10.0    35.4    30.0
  Amortization and change in future
    policy benefits related to net
    realized gains (losses) . . . . . .            (0.2)                   0.8     1.5     0.2
  Other operating costs and expenses. .             4.8                    5.2    16.1    15.8
                                         ---------------  --------------------  ------  -------
      Total benefits and expenses . . .           191.5                  163.8   564.4   471.0
                                         ---------------  --------------------  ------  -------

Income before income taxes. . . . . . .            47.2                   39.2   140.7   108.9
Income tax expense. . . . . . . . . . .            16.3                   13.6    51.0    37.9
                                         ---------------  --------------------  ------  -------
      Net income. . . . . . . . . . . .  $         30.9   $               25.6  $ 89.7  $ 71.0
                                         ===============  ====================  ======  =======

EARNINGS PER COMMON SHARE
  AND COMMON EQUIVALENT SHARE:
  Weighted average shares . . . . . . .            70.7                   63.9    70.6    63.2
      Net income                         $         0.44   $               0.40  $ 1.27  $ 1.12
                                         ===============  ====================  ======  =======






   The accompanying notes are an integral part of the financial statements.

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
(DOLLARS  IN  MILLIONS)
(UNAUDITED)


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                      ---------------------------------
                                                                             1997                   1996
                                                               ---------------------------------  --------
Preferred stock:
  Balance, beginning of period. . . . . . . . . . . . . . . .  $                              -   $     -
    Issuance of 7,254,464 shares of Series A Preferred Stock
    ($.001 per share liquidation preference). . . . . . . . .                                 -         -
    Conversion of 7,254,464 Series A shares to common stock .                                 -         -
                                                               ---------------------------------  --------
  Balance, end of period. . . . . . . . . . . . . . . . . . .  $                              -   $     -
                                                               =================================  ========

Common stock and additional paid-in capital:
  Balance, beginning of period. . . . . . . . . . . . . . . .  $                          473.1   $ 346.8
  Issuance of shares of common stock related to restricted
    stock awards and options and 401(k) matching
    (1997-78,216 shares; 1996-93,223 shares). . . . . . . . .                               1.7       1.5
  Issuance of 7,254,464 shares of Series A Preferred Stock. .                                 -     125.9
  Issuance of 7,254,464 shares of common stock pursuant
    to conversion of Series A Preferred Stock . . . . . . . .                                 -         -
                                                               ---------------------------------  --------
  Balance, end of period. . . . . . . . . . . . . . . . . . .  $                          474.8   $ 474.2
                                                               =================================  ========

Net unrealized appreciation (depreciation) of securities,
  net of applicable deferred income taxes (benefits):
  Balance, beginning of period. . . . . . . . . . . . . . . .  $                           39.1   $ 125.2
    Change in unrealized appreciation (depreciation)                                       73.2    (133.8)
                                                               ---------------------------------  --------
  Balance, end of period. . . . . . . . . . . . . . . . . . .  $                          112.3   $  (8.6)
                                                               =================================  ========

Retained earnings:
  Balance, beginning of period. . . . . . . . . . . . . . . .  $                          402.6   $ 313.6
    Net income                                                                             89.7      71.0
    Dividends on common stock . . . . . . . . . . . . . . . .                              (8.1)     (7.4)
    Dividends on preferred stock. . . . . . . . . . . . . . .                              (0.3)        -
                                                               ---------------------------------  --------
  Balance, end of period. . . . . . . . . . . . . . . . . . .  $                          483.9   $ 377.2
                                                               =================================  ========

Treasury stock:
  Balance, beginning of period. . . . . . . . . . . . . . . .  $                              -   $     -
  Purchase of 68,142 shares of common stock, at cost. . . . .                              (2.0)        -
                                                               ---------------------------------  --------
  Balance, end of period. . . . . . . . . . . . . . . . . . .  $                           (2.0)  $     -
                                                               =================================  ========

    Total shareholders' equity. . . . . . . . . . . . . . . .  $                        1,069.0   $ 842.8
                                                               =================================  ========






   The accompanying notes are an integral part of the financial statements.

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(DOLLARS  IN  MILLIONS)
(UNAUDITED)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                                   1997                    1996
                                                     ---------------------------------  ----------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . .  $                           89.7   $    71.0
  Adjustments to reconcile net income to net cash
    provided by operations:
    Amortization and depreciation                                                38.2        33.7
    Realized (gains) losses on investments, net . .                              (5.9)       (4.6)
    Income taxes. . . . . . . . . . . . . . . . . .                               3.1        20.9
    Increase in insurance liabilities . . . . . . .                               4.0        37.2
    Interest credited to insurance liabilities. . .                             323.3       287.9
    Fees charged to insurance liabilities . . . . .                              (4.8)       (3.3)
    Amortization (accrual) of investment income . .                             (19.9)      (18.3)
    Deferral of cost of policies produced . . . . .                            (110.3)      (90.4)
    Other . . . . . . . . . . . . . . . . . . . . .                              (6.4)        2.1
                                                     ---------------------------------  ----------
  Net cash provided by operating activities . . . .                             311.0       336.2
                                                     ---------------------------------  ----------

Cash flows from investing activities:
  Sales of investments. . . . . . . . . . . . . . .                           2,397.4     2,391.9
  Maturities and redemptions of investments . . . .                             404.2       346.9
  Purchases of investments. . . . . . . . . . . . .                          (3,574.5)   (3,513.7)
                                                     ---------------------------------  ----------
  Net cash used in investing activities . . . . . .                            (772.9)     (774.9)
                                                     ---------------------------------  ----------

Cash flows from financing activities:
  Deposit to insurance liabilities. . . . . . . . .                           1,495.4     1,248.5
  Withdrawals from insurance liabilities. . . . . .                          (1,090.0)   (1,107.7)
  Dividends on common stock . . . . . . . . . . . .                              (8.1)       (7.4)
  Dividends on preferred stock. . . . . . . . . . .                              (0.3)          -
  Proceeds from preferred stock issuance. . . . . .                                 -       125.9
  Purchase of treasury stock. . . . . . . . . . . .                              (2.0)          -
  Investment borrowings, net. . . . . . . . . . . .                             317.6       (99.5)
                                                     ---------------------------------  ----------
  Net cash provided by financing activities . . . .                             712.6       159.8
                                                     ---------------------------------  ----------

  Net increase (decrease) in short-term investments                             250.7      (278.9)
  Short-term investments - beginning of period. . .                             109.6       417.6
                                                     ---------------------------------  ----------
  Short-term investments - end of period. . . . . .  $                          360.3   $   138.7
                                                     =================================  ==========

Supplemental cash flow disclosure:
  Income taxes (refunded) paid, net . . . . . . . .  $                           48.9   $   (31.2)
                                                     =================================  ==========

  Interest paid on notes payable and investment
    borrowings. . . . . . . . . . . . . . . . . . .  $                           24.7   $    16.6
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

1.   SIGNIFICANT  ACCOUNTING  POLICIES

     The unaudited consolidated financial statements as of September 30, 1997, reflect all adjustments, consisting only of normal recurring items that are necessary in the opinion of management to present fairly the Company's financial position, results of operations and cash flows on a basis consistent with that of the prior audited consolidated financial statements. Intercompany amounts and transactions were eliminated.

2.   ADJUSTMENT  TO  ACTIVELY  MANAGED  FIXED  MATURITIES

     All of the Company's fixed maturity investments are classified as "actively managed", and are carried at estimated fair value in accordance with SFAS 115. The adjustment to carry actively managed fixed maturity investments at fair value resulted in the following cumulative adjustments to balance sheet accounts as of September 30, 1997 and December 31, 1996.

ADJUSTMENTS  TO  ACTIVELY  MANAGED  FIXED  MATURITIES
(IN  MILLIONS)


                                               SEPTEMBER 30, 1997                      DECEMBER 31, 1996
                                              --------------------                     -------------------
                                          EFFECT OF             EFFECT OF
                                             COST              FAIR VALUE        CARRYING     COST      FAIR VALUE     CARRYING
                                            BASIS              ADJUSTMENTS        VALUE       BASIS     ADJUSTMENTS     VALUE
                                     --------------------  -------------------  ----------  ---------  -------------  ----------
INVESTMENTS:
  Actively managed fixed maturities  $           9,590.2   $            258.3   $ 9,848.5   $8,738.4   $      104.1   $ 8,842.5
  Equity securities . . . . . . . .                 10.0                  0.3        10.3          -              -           -
  Other invested assets . . . . . .                 44.6                  3.1        47.7       24.7            0.9        25.6
                                     --------------------  -------------------  ----------  ---------  -------------  ----------
                                                 9,644.8                261.7     9,906.5    8,763.1          105.0     8,868.1
OTHER BALANCE SHEET ITEMS:
  Cost of policies purchased. . . .                 67.6                (44.7)       22.9       71.5          (21.1)       50.4
  Cost of policies produced . . . .                486.0                (46.0)      440.0      408.3          (28.1)      380.2
  Other liabilities . . . . . . . .               (140.5)                 1.8      (138.7)    (102.5)           4.4       (98.1)
  Deferred income tax liability . .                (81.9)               (60.5)     (142.4)     (77.3)         (21.1)      (98.4)
                                                           -------------------                         -------------

  Unrealized appreciation
    of investments, net . . . . . .                        $            112.3                          $       39.1
                                                            ==================                          =============



3.   CHANGES  IN  COMMON  STOCK  AND  PREFERRED  STOCK

     On September 1, 1997, the Company paid a common stock dividend of $.04 per share. The total amount paid in common stock dividends for the third quarter was $2.8 million. For the first nine months of 1997, the Company paid $8.1 million of dividends on common stock and $0.3 million of dividends on the Series A Preferred Stock. At the Company's 1997 Annual Meeting, held on May 14, 1997, the Company's common stockholders approved the issuance of 7,254,464 shares of common stock, and all outstanding shares of Series A Preferred Stock automatically converted to common stock on a share-for-share basis.

     On October 29, 1997, the board of directors declared a common stock dividend of $.04 per share payable on December 1, 1997, to shareholders of record at the close of business on November 12, 1997. The total dividend payment will be approximately $2.8 million.

     During the first nine months of this year, 920 common shares were issued pursuant to the exercise of stock options, 47,000 shares of restricted stock were awarded to certain executive officers, and 30,296 shares of newly-issued common stock were contributed to employee benefit plans. On September 11, 1997, the Company's board of directors approved a definitive agreement under which American General Corporation will acquire the remaining 54% of the common stock of the Company not currently owned by American General Corporation. Reference is made to the Company's Report on Form 8-K/A, dated September 11, 1997, for a more detailed description of the definitive agreement with American General Corporation. Upon the approval of the definitive agreement by the Company's board of directors, 166,000 restricted shares of common stock of the Company previously issued to certain officers under the Company's Stock and Incentive Plan vested and such officers transferred 68,142 of such shares to the Company to satisfy tax withholding requirements.

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


                  NINE MONTHS ENDED SEPTEMBER 30,
                 --------------------------------
                          1997                1996
            --------------------------------  -----
  Basic. .  $                           1.35  $1.14
  Dilutive  $                           1.27  $1.12



     The primary reason for the differences between basic and dilutive earnings per share for the nine months ended September 30, 1997, is the exclusion of Series A Preferred Stock during the period the stock was outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Western National Corporation (the "Company") is a Delaware corporation organized in October 1993 to serve as the holding company for Western National Life Insurance Company ("Western"), a Texas life insurance company founded in 1944. Western is a leading provider of retirement annuity products, with $10.6 billion of statutory assets at September 30, 1997. Unless the context otherwise requires, references to the "Company" are references to Western National Corporation and its consolidated subsidiaries.

     A subsidiary of American General Corporation, a Texas corporation ("AGC"), currently owns approximately 46% of the Company's outstanding common stock. References to "American General" are references to AGC and its direct and indirect majority-controlled subsidiaries. On September 12, 1997, American General and the Company jointly announced a definitive agreement under which American General will acquire the remaining 54% of the common stock of the Company for a total consideration consisting of cash and American General common stock valued at approximately $1.2 billion, or $29.75 per share, subject to adjustment in certain circumstances. The transaction has been approved by the boards of directors of both American General and the Company, and by a special committee of the Company's board of directors. The transaction, which is subject to approval by the Company's shareholders and requisite regulatory authorities, will be taxable to the Company's shareholders and is expected to close in early January 1998. Reference is made to the Company's Report on 8-K/A, dated September 11, 1997, for a more detailed description of the definitive agreement with American General.

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

     As of the last day of each quarter, Western calculates the investment spread on insurance liabilities by measuring the difference between the average yield on invested assets and the average base liability crediting rate on such date. Since first quarter 1994, investment spread, as so defined, has remained between approximately 1.91% and 2.20%, and stood at approximately 2.18% at September 30, 1997. Western also presents its average spread on insurance liabilities for each quarter, which Western believes more accurately reflects its experience during the reported period. The investment spread calculations exclude prepayment income and loss, income from the Company's investment in limited partnerships and certain other equity-like investments, and investment income from other non-scheduled sources. Average investment spread has remained between approximately 1.96% and 2.24% since first quarter 1994, and was 2.24% for third quarter 1997. Western generally expects to maintain a spread within the range of spreads it has achieved in recent years. The level of the investment spread varies over time as a result of market factors, competitive influences, liability mix, crediting rates, and investment yields.

     Operating income (which excludes realized investment gains (losses) net of applicable adjustments to amortization, expenses and taxes) for the quarter was $31.1 million, or $0.44 per share, up from $24.7 million, or $0.39 per share, in the third quarter 1996. For the nine months ended September 30, 1997, operating income was $89.8 million, or $1.27 per share, compared to $72.9 million, or $1.15 per share, in the first nine months of 1996. Because the decision to realize investment gains or losses lies to a great degree in management's discretion, and may reflect tax or other considerations unrelated to core earning power, management believes that operating income is the best indicator of earnings capacity for financial services organizations such as Western.

     The following table sets forth operating and net income for the periods indicated (in millions):

                                                                                                      NINE MONTHS ENDED
                                                      QUARTER ENDED SEPTEMBER 30,                       SEPTEMBER 30,
                                                      ---------------------------                     ------------------
                                                  1997                             1996                 1997     1996
                                      -----------------------------  --------------------------------  -------  -------
OPERATING INCOME:
  Operating revenues . . . . . . . .  $                      239.4   $                          200.8  $702.1   $582.6
  Benefits and expenses. . . . . . .                         191.7                              163.0   562.9    470.8
                                      -----------------------------  --------------------------------  -------  -------

  Pre-tax operating income . . . . .                          47.7                               37.8   139.2    111.8
  Income tax expense from operations                          16.6                               13.1    49.4     38.9
                                      -----------------------------  --------------------------------  -------  -------

  Net operating income . . . . . . .                          31.1                               24.7    89.8     72.9

  Realized gains (losses) net of
    amortization, expenses and taxes                          (0.2)                               0.9    (0.1)    (1.9)
                                      -----------------------------  --------------------------------  -------  -------

  Net income . . . . . . . . . . . .  $                       30.9   $                           25.6  $ 89.7   $ 71.0
                                      =============================  ================================  =======  =======



     Net investment income. Net investment income for the third quarter 1997 increased 15% to $207.2 million from $179.7 million in the third quarter 1996, and year-to-date increased 14% to $598.7 million from $523.5 million for the year-earlier period. This category of earnings, net of interest expense on short-term investment borrowings, was $201.4 million for the third quarter 1997 compared to $176.8 million for the third quarter 1996. Year-to-date net investment income, excluding interest expense on short-term borrowings, was $584.1 million, compared to $515.7 million for the year-earlier period. The year-to-date increase in net investment income is primarily attributable to a $1.2 billion increase in average net invested assets to $9.9 billion from $8.7 billion at September 30, 1996, a slight increase in average annualized investment yield (based on amortized cost) to 8.25% from 8.22% at September 30, 1996, and a $3.5 million increase in prepayment revenue to $7.4 million from $3.9 million for the first nine months of 1996. Prepayment revenue for third quarter 1997 increased to $4.9 million from $0.2 million in the corresponding 1996 quarter. The year-to-date increase in net investment income was partially offset by a decrease in income attributable to partnership investments. Income from partnership investments was not material for the first nine months of 1997 compared to $7.0 million for the corresponding 1996 period, which was attributable to a single partnership investment liquidated in third quarter 1996.

      Net realized investment gains (losses). Net realized investment losses were $0.7 million in the third quarter compared to gains of $2.2 million for the corresponding year-earlier period. Year-to-date net realized investment gains were $3.0 million, compared to losses of $2.7 million in the corresponding 1996 period. Net of related adjustments to amortization, reserves, related expenses, and taxes, net realized investment losses for both the third quarter 1997 and year-to-date were $0.2 million and $0.1, respectively, compared to gains of $0.9 million and losses of $1.9 million in the corresponding periods. Included in the third quarter and year-to-date net realized investment gains/losses is a $1.2 million charge related to capital gain and loss items arising from the Internal Revenue Service ("IRS") audit of the Company's 1993 and short-period 1994 returns. The amount of investment gains or losses fluctuates depending on general market conditions and interest rates as well as the level of activity in the portfolio. Western follows an active strategy in the management of its portfolio, in which decisions to buy, sell, or hold securities are dictated principally by relative value analysis, or other portfolio management considerations, rather than the gain or loss to be realized on any given trade. Due to tax and yield considerations, management will normally seek to manage the portfolio on a gain/loss neutral basis.

     Amortization and change in future policy benefits related to net realized investment gains (losses). As described in Note 1 to the Consolidated Financial Statements of the Company's 1996 Annual Report on Form 10-K, the realization of investment gains and losses affects the timing of amortization of the cost of policies purchased and amortization of the cost of policies produced. As a result of the net realized investment gains/losses from the sales of fixed maturities, amortization of the cost of policies produced was decreased by $0.2 million in the third quarter and increased by $1.5 million year-to-date, compared to increases of $0.8 million and $0.2 million, respectively, in the third quarter and first nine months of 1996.

     Insurance policy and fee income. Insurance policy and fee income was $32.2 million and $21.1 million, respectively, in the third quarters of 1997 and 1996. The year-to-date level for 1997 was $103.4 million, which was a $44.3 million increase from the year-earlier period. This income relates primarily to premiums from products with mortality and morbidity features such as traditional life insurance and certain single premium immediate annuities (SPIAs). It also includes surrender charge income, primarily from deferred annuities, and fee income from direct sales operations. The increases in insurance policy and fee income for the third quarter and year-to-date are primarily attributable to $27.5 million and $88.3 million, respectively, of premium income resulting from the modified coinsurance agreement with American General Life Insurance Company ("AGLIC "), compared to $16.7 million and $46.0 million, respectively, from this source in the corresponding 1996 periods.

     Insurance policy benefits and other liabilities. Total third quarter 1997 insurance policy benefits (including changes in future policy benefits), which relate solely to policies with mortality and morbidity features, increased $11.8 million to $57.3 million from $45.5 million in the year-earlier quarter. Insurance policy benefits for the first nine months of 1997 and 1996 were $174.4 million and $128.0 million, respectively. The increases in this expense item for the third quarter and year-to-date were primarily attributable to the establishment of $27.5 million and $88.3 million, respectively, of reserves resulting from the modified coinsurance agreement with AGLIC, compared to $16.7 million and $46.0 million, respectively, of such reserves for the corresponding 1996 periods. Third quarter 1997 and 1996 reflected unfavorable mortality experience of $1.6 million and $0.7 million, respectively, on life contingent SPIA contracts. Mortality experience was unfavorable by $1.6 million for the first nine months of 1997, compared to a favorable mortality experience of $2.7 million for the first nine months of 1996. Mortality experience varies from period to period as differences between actual and expected mortality occur. Such differences may be favorable or unfavorable.

     Interest expense on annuities and financial products. Interest expense on annuities and financial products increased by $11.9 million in the third quarter 1997 and by $33.2 million year-to-date compared to the corresponding year-earlier periods. This increase is primarily attributable to an increase in reserves to $9.5 billion at September 30, 1997, from $8.3 billion at September 30, 1996. The average rate credited on all insurance liabilities declined to approximately 6.0% at September 30, 1997, from 6.2% a year earlier. The decrease in average crediting rate reflects in part the reduced percentage of total insurance liabilities accounted for by the Company's SPIA policies, which generally have higher implicit interest rates than its other policies, as well as a reduction in average interest rates on the Company's deferred annuity business. Average crediting rates on annuities may increase if market interest rates rise, or as lower cost policies lapse, are repriced, or are replaced with policies having higher crediting rates. Conversely, if market interest rates generally decrease, the average crediting rate will generally tend to decrease as well.

     Amortization related to operations. Amortization related to operations, which excludes the effects of realized gains and losses, of the cost of policies produced and the cost of policies purchased increased by $2.5 million in the third quarter 1997 and by $5.4 million year-to-date compared to the corresponding year-earlier periods. The quarter and year-to-date increases are primarily the result of increases in the amount of in-force business. Asset balances and scheduled amortization of costs of policies produced and purchased are reviewed annually for products governed by SFAS 97 and may be reviewed more frequently if circumstances dictate. This accounting standard requires that the asset balances and future amortization be unlocked; i.e., recomputed based on actual past experience and updated expectations of future experience. This unlocking may result in both one-time adjustments related to prior amortization as well as changes to ongoing amortization rates. No unlocking adjustments were made in the first nine months of 1997 or 1996.

     Other operating costs and expenses. Other operating costs and expenses were $4.8 million for the third quarter 1997, which was a $0.4 million decrease from the year-earlier quarter. Year-to-date other operating costs and expenses were $16.1 million, compared to $15.8 million in the year-earlier period. The year-to-date increase was primarily the result of higher levels of annuity sales and in-force business.

     Interest expense on notes payable and investment borrowings. Interest expense of $8.5 million for the third quarter 1997 was up from $5.6 million in the year-earlier quarter. Third quarter 1997 interest expense consists of $5.8 million in interest expense on investment and short-term borrowings and $2.7 million in interest expense relating to the Senior Notes. Interest expense for the first nine months of 1997 was $22.6 million, compared to $15.8 million in the corresponding period. Year-to-date interest expense consists of $14.6 million in interest expense on investment and short-term borrowings and $7.8 million in interest expense relating to the Senior Notes. The amount of investment interest expense will vary substantially from time to time based on the level of market interest rates and the volume of investment borrowings. Investment borrowings were somewhat higher in the first nine months of 1997 from the corresponding 1996 period, reflecting a favorable dollar roll market.

     Income taxes. Third quarter 1997 income taxes increased to $16.3 million from $13.6 million in the year-earlier quarter, and year-to-date income tax increased to $51.0 million from $37.9 million for the year-earlier period. These increases resulted primarily from higher levels of net income and a second quarter charge of $1.2 million relating to the settlement of issues arising from the IRS audit of the Company's 1993 and short-period 1994 returns.

     The components of deferred income tax included in the consolidated balance sheet are as follows (in millions):


                                              SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                              -------------------  ------------------
Deferred income tax assets:
  Company net operating loss carryforward. .  $              10.5  $             13.4
                                              -------------------  ------------------
Deferred income tax assets . . . . . . . . .  $              10.5  $             13.4
                                              ===================  ==================

Deferred income tax liabilities:
  Western's operations . . . . . . . . . . .  $              81.9  $             77.3
  Unrealized appreciation on invested assets                 60.5                21.1
                                              -------------------  ------------------
Deferred income tax liabilities. . . . . . .  $             142.4  $             98.4
                                              ===================  ==================



     The deferred income tax asset of $10.5 million at September 30, 1997, was attributable to net operating losses incurred by the Company that could not be utilized by Western since each files separate federal income tax returns.

     The deferred income tax liability of $142.4 million at September 30, 1997, was primarily the result of the temporary differences between tax and financial bases of the cost of policies produced, the cost of policies
purchased,  invested  assets  and  insurance  liabilities.    The  temporary
differences between tax and financial bases related to net unrealized appreciation of actively-managed fixed maturities, which are carried at market value in accordance with the requirements of SFAS 115, contributed to the tax liability at year-end 1996 and at September 30, 1997.

     Net income. Third quarter 1997 net income was $30.9 million, up 21% from $25.6 million for the prior year's third quarter. Year-to-date net income was $89.7 million, up 26% from $71.0 million for the 1996 corresponding period. The third quarter and year-to-date increases were a result of increased operating earnings. Net income per share of $0.44 for the third quarter was up 10% from $0.40 in the year-earlier quarter. Net income per share of $1.27 for year-to-date was up 13% from $1.12 in the corresponding 1996 period. The percentage change in net income per share was less than the percentage change in net income due to an increase in the number of common and common equivalent shares from 63.2 million at September 30, 1996, to 70.6 million at September 30, 1997. This increase is due principally to the issuance of 7.2 million common equivalent shares to American General in third quarter 1996 for $126 million of net proceeds to the Company, which were converted to common shares on May 14, 1997.

INVESTMENTS

     The Company's investment strategy is to maintain a diversified portfolio consisting largely of readily- marketable, investment grade fixed maturity securities, to provide adequate liquidity through active asset/liability management for expected liability cash flows and other requirements, and
maximize  return  through  active  investment  management.    The  Company's
investment strategy places strong emphasis on active asset/liability management as a principal tool to mitigate variations in investment spread and disintermediation risk. At September 30, 1997, the Company had invested assets with a total carrying value of approximately $10.7 billion. See Note 2 to the unaudited Consolidated Financial Statements.

     The following table shows Western's investment performance for the nine months ended September 30, 1997, and September 30, 1996 (in millions and before giving effect to SFAS No. 115 adjustment).


                                                         1997       1996
                                                       ---------  ---------
  Net investment income (1) . . . . . . . . . . . . .  $  584.1   $  515.7
  Average net invested assets, at amortized cost (2).   9,678.4    8,564.4
  Annualized yield on average net invested assets (3)      8.25%      8.22%

_______________
(1)          Net  of  interest  expense  on  short-term investment borrowings.
(2)          Net  of  short-term  investment  borrowings.
(3) Excludes prepayment income (loss), income from partnerships and certain other equity-like investments, and investment income from other non-scheduled sources.



     Market interest rates were lower at September 30, 1997, from the level prevailing at the end of 1996. However, changes in market rates affect the portfolio yield only slowly due to the relatively small volume of new investments in any one period in relation to the size of the overall portfolio. In addition, because the portfolio includes a mix of securities with yields both above or below the average portfolio yield (as well as both above and below current market interest rates), changes in portfolio yield will not necessarily parallel changes in market interest rates, except over longer periods of time. Securities that are sold or otherwise redeemed, or that are partially prepaid, may be yielding rates above or below the portfolio yield or current market interest rates.

     The following table sets forth the composition of the Company's fixed maturity portfolio as of the dates indicated:


         FIXED MATURITIES BY TYPE                        SEPTEMBER 30,        DECEMBER 31,
  (IN MILLIONS, BASED ON CARRYING VALUE)                     1997                  1996
-------------------------------------------------  -------------------------  --------------
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies . . .  $                    12.8  $         21.4
Obligations of states and political subdivisions.                      217.4           222.0
Public utility securities . . . . . . . . . . . .                    1,186.7         1,242.2
Other corporate securities. . . . . . . . . . . .                    5,145.8         4,687.4
Asset-backed securities . . . . . . . . . . . . .                      446.2           351.9
Mortgage-backed securities. . . . . . . . . . . .                    2,839.6         2,317.6
                                                   -------------------------  --------------
        Total fixed maturities. . . . . . . . . .  $                 9,848.5  $      8,842.5
                                                   =========================  ==============



     The following table sets forth the quality of Western's fixed maturities (which do not include short-term investments) as of September 30, 1997, classified in accordance with the highest rating by a nationally recognized statistical rating organization or, as to fixed maturities not commercially rated, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC"):


FIXED MATURITIES BY                  GAAP        GAAP                     GAAP CARRYING VALUE
                                                                          -------------------
QUALITY RATING AT                  CARRYING   AMORTIZED      AS % OF FIXED        AS % OF      AS % OF
SEPTEMBER 30, 1997                   VALUE       COST          MATURITIES       INV.ASSETS   AMORT.COST
                                   ---------  ----------  --------------------  -----------  -----------
(IN MILLIONS)
  AAA                              $ 3,036.0  $  2,981.7                 30.8%        28.3%       101.8%
  AA. . . . . . . . . . . . . . .      818.2       801.0                  8.3          7.6        102.2
  A . . . . . . . . . . . . . . .    2,449.7     2,382.9                 24.9         22.9        102.8
  BBB+. . . . . . . . . . . . . .      895.9       861.6                  9.1          8.4        104.0
  BBB . . . . . . . . . . . . . .    1,062.1     1,031.3                 10.8          9.9        103.0
  BBB-. . . . . . . . . . . . . .      831.3       801.7                  8.4          7.8        103.7
                                   ---------  ----------  --------------------  -----------  -----------

    Total investment grade. . . .    9,093.2     8,860.2                 92.3         84.9        102.6

  BB+ . . . . . . . . . . . . . .      200.3       191.6                  2.1          1.9        104.5
  BB. . . . . . . . . . . . . . .       98.3        93.9                  1.0          0.9        104.7
  BB- . . . . . . . . . . . . . .      150.3       143.3                  1.5          1.4        104.9
  B+ and below. . . . . . . . . .      306.4       301.2                  3.1          2.8        101.7
                                   ---------  ----------  --------------------  -----------  -----------

    Total below investment grade.      755.3       730.0                  7.7          7.0        103.5

    Total fixed maturities. . . .  $ 9,848.5  $  9,590.2                100.0%        91.9%       102.7%
                                   =========  ==========  ====================  ===========  ===========



     Investments in fixed maturity securities that are rated below investment grade as determined by nationally recognized statistical rating organizations (or, if not rated by such firms, with ratings below Class 2 assigned by the
NAIC) were 7.0% of total invested assets and 7.7% of total fixed maturity investments at September 30, 1997. Investments in below investment grade corporate debt securities generally have greater risks than other corporate debt investments. Risk of loss upon default by the borrower is greater with such securities because they generally are unsecured and often are subordinated to other creditors of the issuers. Furthermore, the issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Western is sensitive to its risk exposure and carefully monitors its below investment grade securities.

       At September 30, 1997, the Company had fixed maturity investments with an amortized cost of $0.8 million that were in substantive default (i.e., in default due to nonpayment of interest or principal). There were no fixed maturity investments in substantive default at September 30, 1996. The Company had no credit impairment writedowns during the first nine months of 1997 or 1996.

     At September 30, 1997, the Company's actively managed fixed maturity portfolio had net unrealized gains of $258.3 million compared with net unrealized gains of $104.1 million as of December 31, 1996. The net gain at September 30, 1997 consisted of $311.3 million of unrealized gains and $53.0 million of unrealized losses. Estimated fair values for managed fixed maturity investments are primarily based on estimates from nationally recognized pricing services and broker-dealer market makers. The amounts of unrealized gains and losses fluctuate due to both credit factors and changes in market interest rates.

     Fixed maturity investments at September 30, 1997, consisted primarily of debt securities of the U.S. government, public utilities and other corporations, and mortgage-backed securities. Investments in mortgage-backed securities include collateralized mortgage obligations ("CMOs"), mortgage-backed agency pass-through securities, and commercial mortgage-backed securities.

     At September 30, 1997, the Company held mortgage loans with a carrying value of $103.9 million (or 1% of total invested assets) down from $122.7 million at December 31, 1996. None of the Company's mortgage loans were 90 or more days past due at September 30, 1997. Western recorded no writedowns for credit impairment in its mortgage portfolio during the first nine months of 1997.

     The Company occasionally uses derivative financial instruments, consisting primarily of interest rate swaps, to alter interest rate exposure arising from mismatches between assets and liabilities. Under the terms of the interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the differences between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The Company pays the floating rate and receives the fixed rate under the contracts, with the net amount paid or received being charged or credited to net investment income. At September 30, 1997, the Company had outstanding interest rate swap agreements with notional contract amounts totaling $260.0 million. The agreements expire at various dates through 1999. Under the agreements outstanding at September 30, 1997, the Company will receive fixed rates averaging 7.3% and will pay floating rates, primarily based on LIBOR, averaging 5.8%. The swaps, which are marked to market in accordance with SFAS 115, had a market value of a positive $1.8 million at September 30, 1997.

     The Company has made commitments to partnerships aggregating $105.5 million at September 30, 1997, of which $15.8 million had been funded at that date. Income from partnership investments was not material for the first nine months of 1997 compared to $7.0 million for the corresponding 1996 period, which was attributable to a single partnership investment liquidated in third quarter 1996.

     For a discussion regarding the effects of changing interest rates on the Company's investments, see the Company's 1996 Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Effects of Changing Interest Rates on Investments".

SALES

     Total premiums collected in the third quarter 1997 were $429.6 million, compared to $448.7 million in the corresponding 1996 quarter. This 4%
decrease in quarter-over-quarter sales is primarily due to the current interest rate and equity environment that tends to favor other investment alternatives over fixed annuities. Year-to-date premiums collected were $1.5 billion, up 32% from the corresponding period in 1996. Western utilizes four marketing distribution channels - Financial Institutions, Personal Producing General Agents (PPGAs), Specialty, and Direct Marketing. Additionally, Western markets a variable annuity product through its financial institution, PPGA and direct marketing channels.

     The following table sets forth premium generated by distribution channel (in millions):


                                                        QUARTER ENDED SEPTEMBER 30,                          NINE MONTHS
                                                       -----------------------------                      ENDED SEPTEMBER 30,
                                                                                                          -------------------

                                                   1997                             1996                   1997       1996
                                       -----------------------------  ---------------------------------  ---------  ---------
PREMIUMS AND DEPOSITS COLLECTED:
  Financial institutions
    Proprietary . . . . . . . . . . .  $                      281.9   $                          294.9   $1,000.9   $  588.0
    Retail. . . . . . . . . . . . . .                          67.8                               86.2      275.0      361.6
                                       -----------------------------  ---------------------------------  ---------  ---------
      Total . . . . . . . . . . . . .                         349.7                              381.1    1,275.9      949.6

  Personal producing general agents .                          41.4                               40.5      122.3      110.9
  Specialty sales . . . . . . . . . .                          38.0                               25.3      124.7       94.1
  Direct marketing. . . . . . . . . .                           0.8                                2.1        4.4        4.4
                                       -----------------------------  ---------------------------------  ---------  ---------
  Total direct premiums and deposits
    collected . . . . . . . . . . . .                         429.9                              449.0    1,527.3    1,159.0
  Reinsurance ceded . . . . . . . . .                          (0.3)                              (0.3)      (0.8)      (1.0)
                                       -----------------------------  ---------------------------------  ---------  ---------
  Net premiums and deposits collected  $                      429.6   $                          448.7   $1,526.5   $1,158.0
                                       =============================  =================================  =========  =========



     FINANCIAL INSTITUTIONS. Sales through financial institutions accounted for 81% of Western's overall sales in the third quarter and 84% of overall sales year-to-date 1997. Total financial institution sales for third quarter 1997 were $349.7 million, compared to $381.1 million for the corresponding 1996 quarter. This slight decline was due to the increased competition from other investments and retirement funding alternatives such as bank CDs, variable annuities, and mutual funds in a period of low interest rates. Financial institution sales for the first nine months of 1997 were $1.3 billion, an increase of 34% from $949.6 million for the same period in 1996.

       Western's third quarter 1997 sales in the financial institution market reflected high levels of production from relatively few large bank distribution relationships. The largest five relationships accounted for 81% of financial institution sales in the third quarter 1997, compared to 80% for third quarter 1996. This increased concentration may make Western's sales levels more vulnerable to the loss of any single major relationship. Each of the largest five relationships accounted for the following percentage of sales in the third quarter 1997: First Union 49%, Home Savings 12%, First of America 11%, Fleet 5%, and U.S. Bancorporation 4%.

     Of the $349.7 million in total financial institution sales for the third quarter 1997, 81% were proprietary sales and 19% were retail sales. The $1.3 billion of financial institution sales year-to-date consisted of 78% proprietary sales and 22% retail sales.

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

     At September 30, 1997, Western had established proprietary fixed annuity programs at ten financial institutions, the largest of which was First Union. The Western/First Union proprietary fixed annuity program was launched in March 1996. First Union proprietary annuity sales for the third quarter and first nine months of 1997 were $172.5 million and $639.6 million, compared to $212.1 million and $394.9 million for the corresponding 1996 periods. Total proprietary annuity sales for third quarter 1997 were $281.9 million, compared to $294.9 million in the corresponding 1996 quarter. Year-to-date proprietary sales were $1.0 billion, up 70% from $588.0 million for the corresponding 1996 period.

     Retail  Sales.    Third  quarter  1997  retail  sales,  which include all
     -------------
non-proprietary sales through financial institutions, were down 21% to $67.8 million, compared to $86.2 million for the third quarter 1996. Retail sales for the first nine months of 1997 were $275.0 million, down 24% from retail sales of $361.6 million for the year-earlier period. The decreases reflect Western's increased focus on its proprietary marketing efforts, as well as the conversion of certain accounts from retail to proprietary status.

     PERSONAL PRODUCING GENERAL AGENTS. Third quarter sales through PPGAs increased 2% to $41.4 million from $40.5 million in the third quarter 1996. For the first nine months of 1997, PPGA sales were $122.3 million, compared to $110.9 million in 1996. The increases in this channel were primarily the result of improved sales in the Company's wholesale PPGA marketing activities, reflecting increased emphasis on that market niche.

     SPECIALTY.    Third  quarter  specialty  sales,  which  include  SPIAs,
supplemental contracts, and life insurance, increased 50% to $38.0 million, compared to $25.3 million for the third quarter 1996. Year-to-date specialty sales increased 33% to $124.7 million, compared to $94.1 million for the year-earlier period. This increase was due principally to $92.2 million of structured settlement sales under a modified coinsurance agreement with AGLIC compared to $59.8 million for the corresponding year-earlier period. The agreement provides for the parties to jointly market SPIA policies in the structured settlement market and for such policies to be administered by
Western. Under the agreement, AGLIC issues the policies, and a portion of each risk, normally 50%, is reinsured to Western.

     DIRECT MARKETING. Western's conservation unit, which is part of its direct sales operations, effected $22.2 million of internal exchanges in the third quarter 1997, compared to $45.3 million in the third quarter 1996. Internal exchanges for the first nine months of 1997 and 1996 totaled $59.0 million and $106.2 million, respectively. The year-to-date decrease reflects a reduction in the amount of business exiting surrender charge protection, which is a principal focus of this unit. Sales of Western products through the Company's direct marketing subsidiary, Independent Advantage Financial and Insurance Services, Inc. ("IAF"), were $0.8 million for the third quarter 1997, compared to $2.1 million for the third quarter 1996. Such sales were $4.4 million for both the first nine months of 1997 and 1996. In the third quarter and first nine months of 1997, IAF sold $6.4 million and $20.7 million, respectively, of annuity and life products of nonaffiliated life insurance companies, compared to $8.8 million and $24.7 million for the corresponding periods in 1996.

     VARIABLE ANNUITIES. In the third quarter and first nine months of 1997, premiums collected from sales of Western's variable annuity product were $6.5 million and $15.9 million, respectively, compared to $1.3 million and $4.1 million, respectively, for the corresponding 1996 periods. The quarter and year-to-date increases in variable annuity sales reflect an increase in the number of marketing relationships that offer this product.

PREMIUM  AND  DEPOSIT  DATA

     Western excludes internal exchanges from its deposit and withdrawal data. Western had $38.2 million and $102.8 million of internal exchanges for the third quarter and first nine months of 1997, respectively, compared to $75.5 million and $162.0 million in the corresponding 1996 periods.

     The following table indicates sales by product line for the periods indicated (in millions):

                           PREMIUM AND DEPOSIT DATA


                                                       QUARTER ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ---------------               -------------------
                                                   1997               1996            1997       1996
                                              ---------------  -------------------  ---------  ---------
FIRST-YEAR PREMIUMS AND DEPOSITS:
  Single premium deferred annuities (1). . .  $        372.7   $            408.2   $1,343.8   $1,012.2
  Flexible premium deferred annuities. . . .             1.9                  2.2        5.1        8.9
  Single premium immediate annuities . . . .            37.1                 24.2      121.9       88.3
  Variable annuities . . . . . . . . . . . .             6.5                  1.3       15.9        4.1
                                              ---------------  -------------------  ---------  ---------
      Total first-year . . . . . . . . . . .           418.2                435.9    1,486.7    1,113.5
                                              ---------------  -------------------  ---------  ---------
RENEWAL PREMIUMS AND DEPOSITS:
  Flexible premium deferred annuities. . . .            10.8                 12.1       37.8       42.5
  Life products. . . . . . . . . . . . . . .             0.9                  1.0        2.8        3.0
                                              ---------------  -------------------  ---------  ---------
      Total renewal. . . . . . . . . . . . .            11.7                 13.1       40.6       45.5
                                              ---------------  -------------------  ---------  ---------
      Total premiums and deposits collected.           429.9                449.0    1,527.3    1,159.0
  Reinsurance ceded. . . . . . . . . . . . .            (0.3)                (0.3)      (0.8)      (1.0)
                                              ---------------  -------------------  ---------  ---------
      Net Premiums and Deposits Collected. .  $        429.6   $            448.7   $1,526.5   $1,158.0
                                              ===============  ===================  =========  =========

_______________
(1)  Includes certain deferred annuity products that allow for additional deposits, but generally have  been  utilized  by  policyholders  as  SPDAs.

     The table below sets forth the change in contract values of annuities in force, excluding annuities and supplemental contracts with life contingencies, for the periods indicated (in millions):


                       IMMEDIATE
                       ANNUITIES
                       DEFERRED     WITHOUT LIFE
                       ANNUITIES    CONTINGENCIES     TOTAL
                      -----------  ---------------  ----------
December 31, 1995. .  $  6,121.0   $        414.5   $ 6,535.5
  Deposits . . . . .     1,066.7             38.8     1,105.5
  Distributions (1).      (884.0)           (61.8)     (945.8)
  Credited interest.       261.3             25.3       286.6
                      -----------  ---------------  ----------
September 30, 1996 .  $  6,565.0   $        416.8   $ 6,981.8
                      ===========  ===============  ==========

December 31, 1996. .  $  6,839.4   $        418.7   $ 7,258.1
  Deposits . . . . .     1,386.0             36.7     1,422.7
  Distributions (1).      (950.6)           (56.2)   (1,006.8)
  Credited interest.       302.2             25.4       327.6
                      -----------  ---------------  ----------
September 30, 1997 .  $  7,577.0   $        424.6   $ 8,001.6
                      ===========  ===============  ==========

_______________
(1)          Includes  withdrawals,  deaths  and  annuitizations.


     As a percentage of average deferred annuity liabilities, the year-to-date average annualized distribution rate for the first nine months of 1997 was 17.2%, compared to 18.1% for the first nine months of 1996. Withdrawals did not differ significantly from anticipated levels for the third quarter and first nine months of 1997. Because withdrawals tend to be sensitive to changes in market interest rates, they may increase as a result of increases in market interest rates.

REINSURANCE

     In conformity with industry practice, Western reinsures a portion of the business it sells. Under such reinsurance arrangements, the original insurer remains liable under the reinsured policies in the event the reinsurer is unable to fulfill its obligations. Premiums ceded were not material in the quarters ended September 30, 1997, and 1996. See also, "Sales-Specialty", above. Additionally, Western is a party to a stand-by coinsurance agreement with an insurer under which the insurer has agreed to provide coinsurance for selected Western policies upon the occurrence of certain contingencies.

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

     Of Western's total insurance liabilities at September 30, 1997, 19% could not be surrendered, 53% could be surrendered only by incurring a surrender charge, and 28% could be surrendered without penalty.

     The extent of increases and decreases in the percentage of interest-sensitive reserves subject to withdrawal without penalty will depend on the level of new sales, as well as on the level of policyholder withdrawals. In general, policy liabilities not subject to a surrender charge are more likely to be withdrawn by policyholders than are those that remain subject to such charges. Of those liabilities subject to surrender charge, the average remaining surrender charge period was approximately 3.5 years and the surrender charge averaged approximately 5.0% of accumulated policy value at September 30, 1997.

     Payment characteristics of insurance liabilities at September 30, 1997, were as follows (in millions):


  Payments under contracts containing fixed payment dates:
    Due in one year or less . . . . . . . . . . . . . . . . . . .  $  190.3
    Due after one year through five years . . . . . . . . . . . .     686.0
    Due after five years through ten years. . . . . . . . . . . .     791.6
    Due after ten years . . . . . . . . . . . . . . . . . . . . .   4,115.5
                                                                   --------
        Total gross payments with payment dates fixed by contract   5,783.4
  Less amounts representing future interest on such contracts . .   3,967.9
                                                                   --------
  Insurance liabilities with payment dates fixed by contract. . .   1,815.5
  Insurance liabilities with payment dates not fixed by contract.   7,682.1
                                                                   --------
      Total insurance liabilities . . . . . . . . . . . . . . . .  $9,497.6
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

     Western believes that it has adequate short-term investments and readily marketable securities to cover the payments under contracts containing fixed payment dates plus any likely cash needs for surrenders. At September 30, 1997, Western had fixed maturities, short-term investments, and due from brokers, net of investment borrowings and due to brokers, with a total market value of $9.7 billion, or 96% of net invested assets. Western believes that most of these investments could be readily sold or used to facilitate borrowings under dollar roll and reverse repurchase agreements.

     The Texas Department of Insurance, the NAIC and several other states evaluate the sufficiency of an insurer's capital by computing a risk-adjusted capital level which takes into consideration risks associated with the assets and insurance products of the insurer. Using the NAIC's methodology, Western's total adjusted capital at September 30, 1997, was more than two and a half times the company action risk-based capital level.

  Holding  Company  Liquidity  and  Capital

     At September 30, 1997, shareholders' equity was $1.1 billion, compared to $914.8 million at December 31, 1996. Book value at September 30, 1997, was
$15.36 per share, compared with $13.14 per share at December 31, 1996. The increase is primarily due to net income of $89.7 million in the first nine months of 1997. Excluding the effects of SFAS No. 115, shareholders' equity would have been $956.7 million, or $13.75 per share, at September 30, 1997, compared with $875.7 million, or $12.58 per share, at December 31, 1996. In general, SFAS No. 115 requires that actively managed portfolios of marketable securities be marked to current market value, with the resulting unrealized gain or loss reported as an adjustment to shareholders' equity (see Note 2 to the Consolidated Financial Statements of the Company's 1996 Annual Report on Form 10-K). Because no corresponding adjustment is made to liabilities, management of the Company is of the view that SFAS No. 115 distorts the true economic effects of changes in interest rates on the financial condition of financial services companies, and that resulting equity and book value determinations are not meaningful indicators of financial strength. Because SFAS No. 115 causes the Company's reported book value to vary substantially with changes in market interest rates, the Company expects its shareholders' equity to vary widely over time, increasing during periods of declining interest rates and decreasing during periods of rising interest rates.

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

     On February 20, 1997, the Company entered into a five-year credit agreement (the "Credit Agreement") with First Union National Bank of North Carolina and certain other financial institutions (collectively referred to as the "Lenders"). Under the Credit Agreement, the Lenders have agreed to extend credit to the Company on a revolving basis, upon the Company's request, in an aggregate principal amount up to $150.0 million. The Credit Agreement contains certain provisions that require the Company and its material subsidiaries to maintain specified levels of financial solvency during the term of the agreement. At September 30, 1997, the Company had $69.0 million outstanding under the Credit Agreement.

     On September 1, 1997, the Company paid a common stock dividend of $.04 per share. The total amount paid in common stock dividends for the third quarter was $2.8 million. For the first nine months of 1997, the Company paid $8.1 million of dividends on common stock and $0.3 million of dividends on the Series A Preferred Stock. At the Company's 1997 Annual Meeting, held on May 14, 1997, the Company's common stockholders approved the issuance of 7,254,464 shares of common stock, and all outstanding shares of Series A Preferred Stock automatically converted to common stock on a share-for-share basis.

     On October 29, 1997, the board of directors declared a common stock dividend of $.04 per share payable on December 1, 1997, to shareholders of record at the close of business on November 12, 1997. The total dividend payment will be approximately $2.8 million.

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

                          PART II - OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          a)  Exhibits

              10.1 Agreement and Plan of Merger, dated as of September 11, 1997, among the Company, American General Corporation, and Astro Acquisition Corp. (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K/A of the Company dated September 11, 1997).

              11.1  Computation  of  Earnings  Per  Share.

              27.1  Financial  Data  Schedule.

          b)  Reports  on  Form  8-K

     A report on Form 8-K/A, dated September 11, 1997, was filed with the Commission to report under Item 5 that American General and the Company had entered into a definitive agreement under which American General will acquire the remaining 54% of the common stock of the Company.

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


Dated:  November  13, 1997

WESTERN  NATIONAL  CORPORATION  AND  SUBSIDIARIES          EXHIBIT  11.1
COMPUTATION  OF  EARNINGS  PER  SHARE
(DOLLARS  IN  MILLIONS  -  EXCEPT  PER  SHARE  DATA)



                                       NINE  MONTHS
                                   ENDED  SEPTEMBER  30,
                                   ---------------------
                                            1997
                                          -------


PRIMARY:

Weighted average shares outstanding. . .   69.8

Common equivalent shares related to:
  Stock options at average market price
  (as determined by application of the
  treasury stock method) . . . . . . . .    0.8
                                          -----
Weighted average shares and common
  stock equivalents. . . . . . . . . . .   70.6
                                          =====

  Net income . . . . . . . . . . . . . .  $89.7
                                          =====
  Net income per common share. . . . . .  $1.27
                                          =====



                                       NINE  MONTHS
                                   ENDED  SEPTEMBER  30,
                                   ---------------------
                                            1997
                                          -------

FULLY DILUTED:

Weighted average shares outstanding . . .   69.8

Common equivalent shares related to:
  Stock options at end of period price
  (as determined by application of the
  treasury stock method). . . . . . . . .    0.8
                                           -----
Weighted average shares and common stock
  equivalents . . . . . . . . . . . . . .   70.6
                                           =====

  Net income. . . . . . . . . . . . . . .  $89.7
                                           =====
  Net income per common share . . . . . .  $1.27
                                           =====
